Form 10QSB
period 2007-05-31
PENGRAM CORP
filed 2007-07-16
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52626

PENGRAM CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	68-0643436
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1200 Dupont Street, Suite 2J
Bellingham, WA 98225
(Address of principal executive offices)

(360) 255-3436
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 12, 2007, the Issuer had 14,999,048 Shares of Common Stock
outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2007 are not necessarily indicative of the results that can be expected for the year ending November 30, 2007.

As used in this Quarterly Report, the terms "we", "us", "our", “Pengram” and the “Company” mean Pengram Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PENGRAM CORPORATION
(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	NOVEMBER 30
	2007	2006

ASSETS

Current
Cash	$44,904	$96,319
Prepaid expenses	2,800	7,800
	47,704	104,119

Computer Equipment	1,344	-

Mineral Property Acquisition Costs	6,000	6,000

	$55,048	$110,119

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,401	$1,065
Amounts due to related party	-	185
	4,401	1,250

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001
per share

Issued:
14,999,048 common shares	14,999	14,999

Additional Paid-In Capital	113,982	113,982

Accumulated Deficit During The Exploration Stage	(78,334)	(20,112)
	50,647	108,869

	$55,048	$110,119

The accompanying notes are an integral part of these financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	SIX	INCEPTION
	MONTHS	MONTHS	APRIL 28
	ENDED	ENDED	2006 TO
	MAY 31	MAY 31	MAY 31
	2007	2007	2007

Revenue	$-	$-	$-

Expenses
Amortization	86	171	171
Consulting fees	300	600	1,350
General and administrative	3,211	6,491	10,961
Incorporation costs	-	-	1,320
Management fees	8,400	16,800	28,000
Mineral property exploration costs	-	9,500	9,500
Professional fees	13,751	21,609	23,981
Transfer and regulatory fees	3,051	3,051	3,051

Net Loss For The Period	$(28,799)	$(58,222)	$(78,334)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	14,999,048	14,999,048

Prior period comparative figures are not presented because the Company, incorporated on April 28, 2006, had no activity to May 31, 2006.

The accompanying notes are an integral part of these financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	SIX	INCEPTION
	MONTHS	MONTHS	APRIL 28
	ENDED	ENDED	2006 TO
	MAY 31	MAY 31	MAY 31
	2007	2007	2007

Cash (Used In) Operating Activities
Net loss for the period	$(28,799)	$(58,222)	$(78,334)
Adjustment for item not effecting cash:
Amortization	86	171	171
	(28,713)	(58,051)	(78,163)
Changes in non-cash operating working
capital items:
Prepaid expenses	-	5,000	(2,800)
Accounts payable and accrued liabilities	2,181	3,336	4,401
Amounts due to related party	-	(185)	-
	(26,532)	(49,900)	(76,562)

Cash (Used In) Investing Activities
Mineral property acquisition costs	-	-	(6,000)
Purchase of computer equipment	-	(1,515)	(1,515)
	-	(1,515)	(7,515)

Cash Provided By Financing Activity
Issuance of common stock	-	-	128,981

Increase (Decrease) In Cash	(26,532)	(51,415)	44,904

Cash, Beginning Of Period	71,436	96,319	-

Cash, End Of Period	$44,904	$44,904	$44,904

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Prior period comparative figures are not presented because the Company, incorporated on April 28, 2006, had no activity to May 31, 2006.

The accompanying notes are an integral part of these financial statements

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form SB-2. The results of operations for the three month period ended May 31, 2007 are not necessarily indicative of results for the entire year ending November 30, 2007.

Organization

Pengram Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A., on April 28, 2006. The Company’s principal executive offices are in Bellingham, Washington, U.S.A.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations. The Company is an exploration stage company as defined in the Securities and Exchange Commission (“S.E.C.”) Industry Guide No. 7.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $78,334 for the period from April 28, 2006 (inception) to May 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Organization and Start-up Costs

Costs of start up activities, including organizational and incorporation costs, are expensed as incurred.

	b)	Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

	c)	Mineral Property Interests

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests (Continued)

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

	d)	Foreign Currency Translation

The Company’s functional currency is the US dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expenses at the average rate in effect during the applicable accounting period.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	COMPUTER EQUIPMENT

		ACCUMULATED	NET BOOK
	COST	AMORTIZATION	VALUE

Computer Equipment	$1,515	$171	$1,344

4.	MINERAL PROPERTY

During the period ended November 30, 2006, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Spelter”) located in the Yellow Pine Mining District, Clark County, Nevada. The consideration was $6,000 cash (paid) on execution of the agreement.

5.	SHARE CAPITAL

On June 19, 2006, the Company issued 9,000,000 common shares to the Company’s founder at a price of $0.001 per share.

Pursuant to a private placement, the Company issued 5,999,048 common shares at a price of $0.02 per share.

The Company has no stock option plan, warrants or other dilutive securities.

6.	RELATED PARTY TRANSACTIONS

For the three and six month periods ended May 31, 2007, the Company paid management fees in the amount of $8,400 (2006 - $nil) and $16,800 (2006 - $nil)

These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934.

Overview

We were incorporated on April 28, 2006 under the laws of the State of Nevada. Our principal offices are located at 1200 Dupont Street, Suite 2J, Bellingham, WA 98225. Our telephone number is (360) 255-3436.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in a mineral claim known as the Spelter Claim comprised of a mineral claim block totaling 20 acres located on the Yellow Pine Mining District, Clark County, Nevada. We acquired our Spelter Claim pursuant to a purchase agreement dated June 16, 2006 with Kimberly Sinclair. Our plan of operation is to conduct mineral exploration activities on the Spelter Claim in order to assess whether it possesses commercially extractable deposits of zinc, lead, galena or vanadium. Phase I of our exploration program was completed in September, 2006. Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. We intend to complete Phase II of our recommended exploration program during the summer exploration season of 2007.

We have not earned any revenues to date and we do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Spelter Claim in order to assess whether the claim possesses mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of zinc, lead, galena or vanadium mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim.

Phase I Exploration Results

We received a report on the results of Phase I of our exploration program from our geological consultant Laurence Sookochoff on September 25, 2006. Phase I of our exploration program was completed in September, 2006. The objective of the Phase I exploration program was to trench and sample the known mineral zone to determine the geological controls and the nature of the mineralization. In completing the recommended Phase I program on the Spelter Claim, the main zone of vanadium mineralization was not explored; however, zones of indicated zinc mineralization located in the prospecting portion of the program were either trenched and/or sampled.

Three trenches were established in locations of zinc mineralization. The measurements of Trench I and Trench II are 15 feet long by three feet wide and two feet deep, and 20 feet long by three feet wide and two feet deep, respectively. The third trench, Trench III, located near the central-east boundary of the Spelter Claim measured 20 feet long by three feet wide and two feet deep. Three grab samples, one from each of the three trenches, and three other grab samples from zones of indicated mineralization were taken and submitted for assay at the Assayers Canada laboratory in Vancouver, Canada. The samples were analyzed by an assay for zinc with the following results:

Sample No.	Description	Assay Results
Spelter 1	Quartz breccia; white to light brown
Spelter 2	Limestone: light brown breccia	1.04% Zn
Spelter 3	Limestone: fine-grained	3.04% Zn
Spelter 4	Conglomerate; light brown, yellow tinge	22.0% Zn
Spelter 5	Limestone: whitish-brown, some quartz	18.8% Zn
Spelter 6	Limestone: brecciated, some quartz	29.8% Zn

Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. The second phase consists of VLF-EM and soil geochemical surveys, sampling and geological mapping of the veins within anomalous zones, which is intended to define the structural trend to the extensions of the known mineral zones. We intend to complete Phase II of our recommended exploration program during the summer exploration season of 2007. As of May 31, 2007, we have expended $9,500 in connection with the preparation of the geological report and the exploration of our mineral claim.

Our cash on hand as of May 31, 2007 is $44,904. We have sufficient cash on hand to pay the costs of Phases II and III of our proposed exploration program. However, we will require additional financing in order to proceed with any additional work beyond Phase III of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase III of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program.

A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant Mr. Sookochoff. During the exploration stage of our business, our President will be devoting approximately 30% of his time to our business. We do not foresee this limited involvement negatively impacting our company over the next twelve months as all exploratory work has been, and will continue to be, performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$15,000
Office Expenses	$4,000
Consulting Fees	$33,600
Mineral Property Exploration Expenses	$9,500
TOTAL	$62,100

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

			Period from
			Inception (April 28,
	Three Months Ended	Six Months Ended	2006) to
	May 31, 2007	May 31, 2007	May 31, 2007
Revenue	$-	$-	$-

Expenses	(28,799)	(58,222)	(78,334)

Net Income (Loss)	$(28,799)	$(58,222)	$(78,334)

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Operating Expenses

Our operating expenses for the three and six months ended May 31, 2007 and 2006, and the period from inception to May 31, 2007 consisted of the following:

			Period from Inception
	Three Months Ended	Six Months Ended	(April 28, 2006) to
	May 31, 2007	May 31, 2007	May 31, 2007
Amortization	$86	$171	$171
Consulting Fees	300	600	1,350
General and Administrative	3,211	6,491	10,961
Management Fees	8,400	16,800	28,000
Mineral Property Exploration Costs	-	9,500	9,500
Professional Fees	13,751	21,609	23,981
Regulatory fees	3,051	3,051	3,051
Incorporation Costs	-	-	1,320
Total Operating Expenses	$28,799	$58,222	$78,334

We did not incur any mineral property acquisition or exploration costs during the six month period ended May 31, 2007. We expect to complete Phase II of our exploration program during the summer of 2007 at a cost of approximately $9,500. Accounting and legal fees during the period ended May 31, 2007 relate primarily to expenses incurred in connection with filing our Registration Statement on Form SB-2 with the SEC. For the three and six month periods ended May 31, 2007, the Company paid management fees to its sole officer and director in the amount of $8,400 and $16,800, respectively.

We anticipate our operating expenses will increase as we undertake our exploration program for the Spelter Claim and as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At May 31, 2007	At November 30, 2006	Increase / (Decrease)
Current Assets	$47,704	$104,119	(54.2%)
Current Liabilities	(4,401)	(1,250)	252.1%
Working Capital	$43,303	$102,869	(57.9%)

Cash Flows
	Six Months Ended	Period from Inception
	May 31, 2007	(April 28, 2006) to
		May 31, 2007
Cash Flows (Used In) Operating Activities	$(49,900)	$(76,562)
Cash Flows (Used in) Investing Activities	(1,515)	(7,515)
Cash Flows From Financing Activities	-	128,981
Net Increase (Decrease) In Cash During Period	$(51,415)	$44,904

Prior period comparative figures are not presented because the Company, incorporated on April 28, 2006, had no activity to May 31, 2006.

As of May 31, 2007, our cash on hand was $44,904. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended November 30, 2006, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

As at May 31, 2007, we had cash in the amount of $44,904. Our current operating funds are not sufficient to complete all phases of our proposed exploration program and will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We do not anticipate earning revenue in the foreseeable future, and we do not expect sufficient debt financing to be available to us at this stage of our development. As such, we expect that we will need to rely on equity financings in order to fund our future operations. Issuances of additional shares of our capital stock will result in the dilution of the interests of our existing stockholders. There is no assurance that we will be able to obtain sufficient financing if and when required.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements for the period from inception on April 28, 2006 to November 30, 2006 included in our Registration Statement on Form SB-2 filed with the SEC on April 24, 2007.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations. The Company is an exploration stage company as defined in the Securities and Exchange Commission (“S.E.C.”) Industry Guide No. 7.

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Mineral Property Interests

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to meet the anticipated costs of Phases II and III of our exploration program on the Spelter Claim. However, our existing funds may be insufficient if the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed beyond Phase III of our exploration program or if we decide to begin mining efforts in the event that it is determined that our property contains mineral reserves. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of May 31, 2007, we had cash on hand in the amount of $44,904. We have not earned any revenues from our mineral exploration since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our Spelter Claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue from our mineral exploration and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $78,334 for the period from our inception on April 28, 2006 to May 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Pengram is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Our Spelter Claim does not contain a known body of commercial ore and, therefore, any program conducted on the Spelter Claim would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the Spelter Claim will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of Phase II of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve containing zinc, lead, galena or vanadium, or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment. Mineral exploration, particularly for zinc, lead, galena or vanadium, is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

(i)

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

(ii)	Availability and costs of financing;
(iii)	Ongoing costs of production; and
(iv)	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Spelter Claim, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

We face significant competition in the mineral exploration industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of mineral exploration claims and leases on zinc, lead, galena or vanadium and other precious metal prospects and in connection with the recruitment and retention of qualified personnel. There is significant competition for the limited number of zinc, lead, galena, vanadium or other precious metals and, as a result, we may be unable to acquire an interest in attractive mineral exploration properties on terms we consider acceptable on a continuing basis.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We are subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;
(ii)	Dust generation will have to be minimal or otherwise re-mediated;
(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;
(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Our annual cost of compliance with the Bureau of Land Management in the State of Nevada is presently approximately $125 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Because our sole executive officer and director does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Bernie J. Hoing, our sole executive officer and sole director, does not have any formal training as a geologist and only limited training in the technical aspects of managing a mineral exploration company. With very limited direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because the prices of metals fluctuate, if the price of metals for which we are exploring decreases below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

Prices of metals are determined by such factors as expectations for inflation, the strength of the United States dollar, global and regional supply and demand, and political and economic conditions and production costs in metals producing regions of the world. The aggregate effect of these factors on metal prices is impossible for us to predict. In addition, the prices of metals such as zinc, lead, galena, vanadium are sometimes subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of these metals affect the metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of these metals primarily consists of new production from mining. If the prices of the metals are, for a substantial period, below our foreseeable cost of production, we could cease operations and investors could lose their entire investment.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

We completed an offering of 5,999,048 shares of our common stock at a price of $0.02 per share to investors on September 30, 2006. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted. The result of this could reduce the value of investors’ stock.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 3.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended May 31, 2007 we did not sell any equity securities that were not registered under the Securities Act of 1933.

We registered the resale of 5,999,048 shares of our common stock (the “Shares”) offered by our selling stockholders at a price of $0.04 per share pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our Registration Statement on Form SB-2 (File No. 333-142313), effective at 2:00 p.m. (EST) on May 4, 2007 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

Our shares of common stock commenced trading on the Over-The-Counter Bulletin Board on July 10, 2007 under the symbol “PGRM”.

ITEM 6.                EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Specimen Stock Certificate.(1)
10.1	Purchase Agreement dated June 16, 2006 between Kimberly Sinclair and Pengram.(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENGRAM CORPORATION

Date:	July 16, 2007	By:	/s/ Bernie J. Hoing
BERNIE J. HOING
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)