Form 10QSB
period 2007-08-31
PENGRAM CORP
filed 2007-10-15
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2007

[    ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-52626

PENGRAM CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	68-0643436
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1200 Dupont Street, Suite 2J
Bellingham, WA 98225
(Address of principal executive offices)

(360) 255-3436
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 10, 2007, the Issuer had 14,999,048 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2007 are not necessarily indicative of the results that can be expected for the year ending November 30, 2007.

As used in this Quarterly Report, the terms "we", "us", "our", “Pengram” and the “Company” mean Pengram Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PENGRAM CORPORATION
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2007	2006

ASSETS

Current
Cash	$20,179	$96,319
Prepaid expenses	-	7,800
	20,179	104,119

Computer Equipment	1,259	-

Mineral Property Acquisition Costs	6,000	6,000

	$27,438	$110,119

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,350	$1,065
Amounts due to related party	-	185
	5,350	1,250

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001
per share

Issued:
14,999,048 common shares as at August 31, 2007
and November 30, 2006	14,999	14,999

Additional Paid-In Capital	113,982	113,982

Accumulated Deficit During The Exploration Stage	(106,893)	(20,112)
	22,088	108,869

	$27,438	$110,119

The accompanying notes are an integral part of these financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	NINE	INCEPTION
	MONTHS	MONTHS	APRIL 28
	ENDED	ENDED	2006 TO
	AUGUST 31	AUGUST 31	AUGUST 31
	2007	2007	2007

Revenue	$-	$-	$-

Expenses
Amortization	85	256	256
Consulting fees	300	900	1,650
General and administrative	4,103	10,594	15,064
Incorporation costs	-	-	1,320
Management fees	8,400	25,200	36,400
Mineral property exploration costs	-	9,500	9,500
Professional fees	14,674	36,283	38,655
Transfer and regulatory fees	997	4,048	4,048

Net Loss For The Period	$(28,559)	$(86,781)	$(106,893)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	14,999,048	14,999,048

Prior period comparative figures are not presented because the Company was incorporated on April 28, 2006.

The accompanying notes are an integral part of these financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	NINE	INCEPTION
	MONTHS	MONTHS	APRIL 28
	ENDED	ENDED	2006 TO
	AUGUST 31	AUGUST 31	AUGUST 31
	2007	2007	2007

Cash (Used In) Operating Activities
Net loss for the period	$(28,559)	$(86,781)	$(106,893)
Adjustment for item not effecting cash:
Amortization	85	256	256
	(28,474)	(86,525)	(106,637)
Changes in non-cash operating working
capital items:
Prepaid expenses	2,800	7,800	-
Accounts payable and accrued liabilities	949	4,285	5,350
Amounts due to related party	-	(185)	-
	(24,725)	(74,625)	(101,287)

Cash (Used In) Investing Activities
Mineral property acquisition costs	-	-	(6,000)
Purchase of computer equipment	-	(1,515)	(1,515)
	-	(1,515)	(7,515)

Cash Provided By Financing Activity
Issuance of common stock	-	-	128,981

Increase (Decrease) In Cash	(24,725)	(76,140)	20,179

Cash, Beginning Of Period	44,904	96,319	-

Cash, End Of Period	$20,179	$20,179	$20,179

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Prior period comparative figures are not presented because the Company was incorporated on April 28, 2006.

The accompanying notes are an integral part of these financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form SB-2 has been omitted. The results of operations for the nine month period ended August 31, 2007 are not necessarily indicative of results for the entire year ending November 30, 2007.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $106,893 for the period from April 28, 2006 (inception) to August 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2007
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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2007
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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	COMPUTER EQUIPMENT

		ACCUMULATED	NET BOOK
	COST	AMORTIZATION	VALUE

Computer Equipment	$1,515	$256	$1,259

4.	MINERAL PROPERTY

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

As at August 31, 2007, the Company has no stock option plan, warrants or other dilutive securities.

6.	RELATED PARTY TRANSACTIONS

For the three and nine month periods ended August 31, 2007, the Company paid management fees in the amount of $8,400 (2006 - $nil) and $25,200 (2006 - $nil) respectively.

These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in a mineral claim known as the Spelter Claim comprised of a mineral claim block totaling 20 acres located on the Yellow Pine Mining District, Clark County, Nevada. We acquired our Spelter Claim pursuant to a purchase agreement dated June 16, 2006 with Kimberly Sinclair. Our plan of operation is to conduct mineral exploration activities on the Spelter Claim in order to assess whether it possesses commercially extractable deposits of zinc, lead, galena or vanadium. Phase I of our exploration program was completed in September, 2006. Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. We intend to complete Phase II of our recommended exploration program during the Spring of 2008.

On July 11, 2007, our shares of common stock commenced quotation on the Over-The-Counter Bulletin Board under the symbol “PGRM.”

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

Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. The second phase consists of VLF-EM and soil geochemical surveys, sampling and geological mapping of the veins within anomalous zones, which is intended to define the structural trend to the extensions of the known mineral zones. We intend to complete Phase II of our recommended exploration program during the Spring of 2008. As of August 31, 2007, we have expended $9,500 in connection with the exploration of our mineral claim and the preparation of the geological report.

As of August 31, 2007, we had cash on hand of $20,179. We have sufficient cash on hand to pay the costs of Phases II of our proposed exploration program. However, we have insufficient cash on hand to pay the costs of Phase III of our exploration program. As a result, we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

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

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$15,000
Office Expenses	$4,000
Management Fees	$33,600
Mineral Property Exploration Expenses	$9,500
TOTAL	$62,100

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

			Period from
			Inception (April 28,
	Three Months Ended	Nine Months Ended	2006) to
	August 31, 2007	August 31, 2007	August 31, 2007
Revenue	$-	$-	$-
Expenses	(28,559)	(86,781)	(106,893)
Net Income (Loss)	$(28,559)	$(86,781)	$(106,893)

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

Operating Expenses

Our operating expenses for the three and nine months ended August 31, 2007, and the period from inception to August 31, 2007 consisted of the following:

			Period from Inception
	Three Months Ended	Nine Months Ended	(April 28, 2006) to
	August 31, 2007	August 31, 2007	August 31, 2007
Amortization	$85	$256	$256
Consulting Fees	300	900	1,650
General and Administrative	4,103	10,594	15,064
Incorporation Costs	-	-	1,320
Management Fees	8,400	25,200	36,400
Mineral Property	-	9,500	9,500
Exploration Costs
Professional Fees	14,674	36,283	38,655

			Period from Inception
	Three Months Ended	Nine Months Ended	(April 28, 2006) to
	August 31, 2007	August 31, 2007	August 31, 2007
Transfer and Regulatory	997	4,048	4,048
Fees
Total Operating Expenses	$28,559	$86,781	$106,893

We expect to complete Phase II of our exploration program during the Spring of 2008 at a cost of approximately $9,500. Professional fees during the nine months ended August 31, 2007 consist of accounting and legal fees incurred in connection with filing our Registration Statement on Form SB-2 with the SEC and meeting our ongoing reporting requirements under the Exchange Act. For the three and nine month periods ended August 31, 2007, the Company paid management fees to its sole officer and director in the amount of $8,400 and $25,200, respectively.

We anticipate our operating expenses will increase as we undertake our exploration program for the Spelter Claim and as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At August 31, 2007	At November 30, 2006	Increase / (Decrease)
Current Assets	$20,179	$104,119	(80.6%	)
Current Liabilities	(5,350)	(1,250)	328%
Working Capital	$14,829	$102,869	(85.6%	)

Cash Flows

		Period from Inception
	Three Months Ended	(April 28, 2006) to
	August 31, 2007	August 31, 2007
Cash Flows (Used In) Operating Activities	$(24,725)	$(101,287)
Cash Flows (Used in) Investing Activities	-	(7,515)
Cash Flows From Financing Activities	-	128,981
Net Increase (Decrease) In Cash During Period	$(24,725)	$20,179

Prior period comparative figures are not presented because the Company, incorporated on April 28, 2006, had no activity to August 31, 2006.

As of August 31, 2007, our cash on hand was $20,179. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended November 30, 2006, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

As at August 31, 2007, we had cash in the amount of $20,179. Our current operating funds are not sufficient to complete all phases of our proposed exploration program and will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Our current operating funds are sufficient to meet the anticipated costs of Phases II of our exploration program on the Spelter Claim. However, our existing funds may be insufficient if the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed beyond Phase II of our exploration program or if we decide to begin mining efforts in the event that it is determined that our property contains mineral reserves. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of August 31, 2007, we had cash on hand in the amount of $20,179. We have not earned any revenues from our mineral exploration since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our Spelter Claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue from our mineral exploration and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $106,893 for the period from our inception on April 28, 2006 to August 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Pengram is suitable.

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

The quotation price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTC Bulletin Board under the symbol "PGRM.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, to date, there has been no trading volume for our shares on the OTC Bulletin Board. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

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

PENGRAM CORPORATION

Date: October 15, 2007	By:	/s/ Bernie J. Hoing
BERNIE J. HOING
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)