Form 10KSB
period 2007-11-30
PENGRAM CORP
filed 2008-03-06
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended November 30, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-52626

PENGRAM CORPORATION
(Name of small business issuer in its charter)

NEVADA	68-0643436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Dupont Street, Suite 2J
Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

(360) 255-3436
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value Per
Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X]   No [   ]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-
2 of the Exchange Act.): $368,942.28, based on a price of $0.06 per share, being the market price at
February 12, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest p racticable date. 14,999,048 Shares of Common Stock as of February 26, 2008.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PENGRAM CORPORATION

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED NOVEMBER 30, 2007

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Pengram,” and the “Company” mean Pengram Corporation, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.                DESCRIPTION OF BUSINESS.

OVERVIEW

We were incorporated on April 28, 2006 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in a mineral claim known as the Spelter Claim comprised of a mineral claim block totalling 20 acres located on the Yellow Pine Mining District, Clark County, Nevada. We acquired our Spelter Claim pursuant to a purchase agreement dated June 16, 2006 with Kimberly Sinclair. Our plan of operation is to conduct mineral exploration activities on the Spelter Claim in order to assess whether it possesses commercially extractable deposits of zinc, lead, galena or vanadium. Phase I of our exploration program was completed in September, 2006. The objective of the Phase I exploration program was to trench and sample the known mineral zone to determine the geological controls and the nature of the mineralization. Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. We intend to commence Phase II of our recommended exploration program during the Spring/Summer exploration season of 2008. See “Description of Property,” below.

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

Compliance with Government Regulation

Our activities are subject to extensive federal, state, and local regulations in the United States. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Spelter Claim, the extent of which cannot be predicted. Our Spelter Claim is comprised of an unpatented mining claim located on federal land managed by the U.S. Bureau of Land Management. Mining activities on the Spelter Claim must be carried out in accordance with a permit issued by the Bureau of Land Management.

Other regulatory requirements monitor the following:

(a)	Explosives and explosives handling.
(b)	Use and occupancy of site structures associated with mining.
(c)	Hazardous materials and waste disposal.

(d)	State historic site preservation.
(e)	Archaeological and paleontological finds associated with mining.

The State of Nevada adopted the Mined Land Reclamation Act (the “Nevada Act”) in 1989 that established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. The State of Nevada has also adopted reclamation regulations. The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance.

In the context of environmental permitting, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraints affecting our property that would preclude the economic development or operation of any specific property.

If our property merits additional exploration or extraction work, it is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on our mineral property.

Compliance with Environmental Regulations

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)	Ensuring that any water discharge meets drinking water standards;
(ii)	Dust generation will have to be minimal or otherwise re-mediated;
(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(iv)	All material to be left on the surface will need to be environmentally benign;
(v)	Ground water will have to be monitored for any potential contaminants;
(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We will also compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees

We have no employees. We conduct our business largely through consultants.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 2.                DESCRIPTION OF PROPERTY.

We rent office space at 1200 Dupont Street, Suite 2J, Bellingham, WA 98225, consisting of approximately 144 square feet, at a cost of $225 per month. This rental is on a month-to-month basis without a formal contract. We hold a 100% title to the Spelter Claim located in Nevada.

Acquisition of the Spelter Claim

We entered into a purchase agreement dated June 16, 2006 with Kimberly Sinclair pursuant to which we acquired a 100% interest in the Spelter Claim for cash consideration of $6,000. The Spelter Claim property is comprised of a mineral claim with a total area of approximately 20 acres, located on the Yellow Pine Mining District, Clark County, Nevada, see “Figure 1” below. The Spelter Claim was filed on May 25, 2006 in the Clark County recorder’s office. The Spelter Claim is located within Section 11, Township 25S, Range 57, Meridian E at the easternmost portion of the Yellow Pine Mining District of Clark County, Nevada.

Geological Report on the Spelter Claim

We engaged Laurence Sookochoff, P.Eng., to prepare a geological evaluation report on the Spelter Claim. Mr. Sookochoff is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of the Province of British Columbia, Canada. Mr. Sookochoff attended University of British Columbia and holds a Bachelor of Science degree in Geology. Mr. Sookochoff has been licensed as a professional engineer by the Professional Engineers Association of B.C. for the past 40 years.

The work completed by Mr. Sookochoff in preparing the geological report consisted of the review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claim.

We received the geological evaluation report on the Spelter Claim entitled “Geological Evaluation Report on the Spelter Lode Mining Claim” prepared by Mr. Sookochoff on June 10, 2006. The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim.

Our geological evaluation report concludes that the Spelter Claim incorporates some exploratory workings on mineral zones hosting significant zinc values. As the Yellow Pine Mining district has a history of significant zinc production from within veins or replacements of brecciated rocks along fault zones, the Spelter Claim warrants further exploration for potentially economical mineral zones.

In his geological report, Mr. Sookochoff, recommended that a four-phase continuing exploration program be undertaken on the property to determine the prime localities of mineralization on which to focus concentrated exploration. The four-phase program consists of the following:

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase I	Prospecting, trenching and sampling over known mineralized zones to determine geological controls to, and the nature of, the indicated mineralization.	$6,500	Completed in September, 2006.
Phase II	VLF-EM and soil geochemical surveys along determined extension of known mineral areas.	$9,500	Expected to commence in late Spring/Summer, 2008
Phase III	Sampling and geological mapping within anomalous zones.	$12,500	Dependent on the results of Phase II.
Phase IV	Test diamond drilling of the prime correlative anomalous zones.	$50,000	Dependent on the results of Phase III.
	Total Estimated Cost	$78,500

Current State of Exploration

We have only recently commenced exploration of the Spelter Claim and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

Phase I Exploration Results

We received the report on the Phase I results from Mr. Sookochoff on September 25, 2006. Phase I of our exploration program was completed in September, 2006. The objective of the Phase I exploration program was to trench and sample the known mineral zone to determine the geological controls and the nature of the mineralization. In completing the recommended Phase I program on the Spelter Claim, the main zone of vanadium mineralization was not explored; however, zones of indicated zinc mineralization located in the prospecting portion of the program were either trenched and/or sampled.

Three trenches were established in locations of zinc mineralization. The measurements of Trench I and Trench II are 15 feet long by three feet wide and two feet deep, and 20 feet long by three feet wide and two feet deep, respectively. The third trench, Trench III, located near the central-east boundary of the Spelter Claim measured 20 feet long by 3 feet wide and 2 feet deep.

Three grab samples, one from each of the three trenches, and three other grab samples from zones of indicated mineralization were taken and submitted for assay at the Assayers Canada laboratory in Vancouver, Canada. The samples were analyzed by an assay for zinc with the following results:

Sample No.	Description	Assay Results
Spelter 1	Quartz breccia; white to light brown
Spelter 2	Limestone: light brown breccia	1.04% Zn
Spelter 3	Limestone: fine-grained; vuggy	3.04% Zn
Spelter 4	Conglomerate; light brown, yellow tinge	22.0% Zn
Spelter 5	Limestone: whitish-brown, some quartz	18.8% Zn
Spelter 6	Limestone: brecciated, some quartz	29.8% Zn

Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced.

Phase II Exploration Program

Phase II of our exploration program is expected to commence in late Spring of 2008. The second phase consists of VLF-EM and soil geochemical surveys, sampling and geological mapping of the veins within anomalous zones, which will define the structural trend to the extensions of the known mineral zones.

A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage.

As of the date of this Annual Report we have expended $9,500 in connection with the preparation of the geological report and the exploration of our mineral claim.

Our cash on hand as of the date of this Annual Report is approximately $9,700. We have sufficient cash on hand to complete Phase II of our proposed exploration program. However, we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. We presently do not have any arrangements for additional financing for exploration work on our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with further work on our exploration program.

Description of Property and Location of the Spelter Claim

The Spelter Claim is recorded with the Bureau of Land Management in the State of Nevada under the following name and record numbers:

Name of Mineral Claim	BLM Number	Expiry Date
SPELTER	0003272 0003273	September 1, 2008

In accordance with Nevada mining regulations, the Spelter Claim is in good standing to September 1, 2008. To keep the claim in good standing for additional years, proof of labor on the claim has to be filed each year with the Clark County recorder’s office in Las Vegas prior to its expiry date.

In addition to Nevada State regulations, Federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with Federal regulations, the Spelter Claim is in good standing to September 1, 2008. A yearly maintenance fee of $125 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year. If we fail to pay the required amount of fee of this exploration work, then our mineral claim will lapse on September 1, 2008 and we will lose all interest that we have in the mineral claim.

Location, Climate, Infrastructure and Access

The Spelter Claim is located within Section 11, Township 25S, Range 57, Meridian E in the Yellow Pine Mining District of Clark County, Nevada. Access from Las Vegas is southward via Interstate Highway 15 for approximately 27 miles, then northwesterly for 10 miles along Highway 161 to Goodsprings, then westerly along a graveled road for 9 miles, and then southerly along a poor dirt road for 2 miles to the Spelter Claim.

The Spelter Claim is situated at the northern end of the Sheep Mountain Range, a southerly trending range of mountains with peaks reaching an elevation of 4,184 feet. The Spelter Claim covers a small depression along the western end of an east-westerly trending ridge. The local topography is shallowly sloping with relief in the order of 100 feet from the valley floor. The area is typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

Our Spelter Claim presently does not have any mineral reserves. Power is readily available from nearby transmission lines. Water in sufficient quantities for drilling is available from nearby streams and lakes. Power sources for the Spelter Claim property presently consist of portable generators brought onto the property.

History of Exploration

The history of the Yellow Pine Mining District dates back to 1856 following investigation of lead ore in the area by Mormon missionaries. The first ore was smelted in 1857 and a mill was built north of Goodsprings in 1898. As a result of the mill availability, exploration activity led to the discovery of many mines in the region.

The completion of the San Pedro, Los Angeles and Salt Lake railroad in 1905 and recognition of oxidized zinc minerals in the ore in 1906 stimulated development of the mines and the region has been subject to intermittent activity up to 1964, particularly during the World War I and II years.

The history of the Spelter mine stems from the original staking of claims for lead and zinc, but there is no record that these minerals were produced. In 1923, an attempt was made to concentrate vanadium ore in a small mill. About 3.5 tons of vanadium ore were treated in the Keystone Custom mill at Sandy. The Spelter Mine workings are comprised of three tunnels, which, in lateral extent, total about 1,000 feet.

Geology

Property Geology

Mineralization on the Spelter Claim is reported to occur in a brecciated zone in the Anchor Limestone Member of the Monte Cristo Limestone Formation. The limestone strikes east-west and has a maximum width of 25 feet.

Regional Geology

In the Yellow Pine Mining region, the Spring Mountain Range in the west, and the Sheep Mountain Range in the east consist mainly of Paleozoic sediments which have undergone intense folding accompanied by faulting. A series of Carboniferous sediments consist largely of siliceous limestones and include strata of pure crystalline limestone and dolomite with occasional intercalated beds of fine grained sandstone.

The strata have a general west to southwest dip of from 15 to 45 degrees which is occasionally disturbed by local folds. Igneous rocks are scarce and are represented chiefly by quartz-monzonite porphyry dikes and sills. The quartz-monzonite porphyry is intruded into these strata and is of post-Jurassic age, perhaps Tertiary.

Regional Structure

The Yellow Pine Mining region reveals a strong record of folding, thrust faulting and normal faulting. Folding began in the early Jurassic, resulting in broad flexures in the more massive units and tight folds in the thinly bedded rocks. The thrust faults in the district are part of a belt of thrust faulted rocks, the Foreland Fold and Thrust Belt that stretches from southern Canada to southern California. Deformation within this belt began in the Jurassic and continued until Cretaceous time.

Within the Goodsprings District, thrust faulting appears to post-date much of the folding, but despite intensive study, the actual age of thrusting continues to be the subject of contentious debate. Three major thrusts have been mapped: from west to east, the Green Monster, Keystone and Contact thrusts.

Of these, the Keystone is the most persistent along strike having been mapped for a distance of over 50 kilometers. The stratigraphic relationships along the Keystone fault are similar to those for all the major thrusts in the area, Cambrian Bonanza King Formation has been thrust eastward over younger Paleozoic rocks.

Normal faulting has received much less study, despite its close association with many ore deposits in the district. It was suggested in 1931 that normal faulting began in the early Cretaceous and continued through the Tertiary. In 1954, a more recent theory suggested that all normal faulting is related to Basin and Range extension and thus is no older than Miocene. In 1988, more conclusions restrict normal faulting to the Tertiary, but some of the thrust faults may have been reactivated as low angle normal faults during early Tertiary.

Mineralization

Property Mineralization

The vanadium mineralization on the Spelter Claim occurs as vanadanite and descloizite associated with galena. Lenses of ore up to six feet in width are reported to contain from 1% to 2% V205. Two cut samples over widths of 20 feet and 25 feet were reported to assay 0.25 and 0.45 percent respectively.

Regional Mineralization

Regionally, ore deposits in the Yellow Pine Mining District appear to fall into two distinct types, which may or may not be related, gold-copper deposits and lead-zinc deposits. Gold-copper deposits are clearly related to sill-like masses of granite porphyry. All existing mines worked the contact between the intrusive and surrounding sedimentary rocks. Gold occurred in both the intrusive and the carbonate wall rocks. It appears any carbonate unit was a suitable host.

The lead-zinc deposits in the area of the claim are often distant from intrusives and occur as veins or replacements of brecciated rocks along fault zones, either thrust faults or normal faults. Unlike the gold deposits, the productive lead-zinc deposits are restricted to the Monte Cristo Formation. Mineralogy of gold-copper deposits consists of native gold, pyrite, limonite, cinnabar, malachite, azurite and chrysocolla. The unusual mineralogy of the district is due to the great depth of surface oxidation, exceeding 600 feet. All the vanadium deposits are in brecciated zones in limestone or dolomite.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “PGRM” on July 11, 2007. Although our shares became eligible for quotation on the OTC Bulletin Board in July 2007, the high and low bid information for our common stock for the year ended November 30, 2007 was not available from the OTC Bulletin Board.

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders Of Our Common Stock

As of February 26, 2008, there are 14,999,048 shares of our common stock issued and outstanding held of record by twenty-five (25) registered stockholders.

Dividends

We have not declared any dividends on our common stock since our inception on April 28, 2006. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales Of Unregistered Securities

None.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Sample No.	Description	Assay Results
Spelter 1	Quartz breccia; white to light brown	nil
Spelter 2	Limestone: light brown breccia	1.04% Zn
Spelter 3	Limestone: fine-grained	3.04% Zn
Spelter 4	Conglomerate; light brown, yellow tinge	22.0% Zn
Spelter 5	Limestone: whitish-brown, some quartz	18.8% Zn
Spelter 6	Limestone: brecciated, some quartz	29.8% Zn

Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. The second phase consists of VLF-EM and soil geochemical surveys, sampling and geological mapping of the veins within anomalous zones, which is intended to define the structural trend to the extensions of the known mineral zones. We intend to commence Phase II of our recommended exploration program in late Spring/Summer of 2008. As of November 30, 2007, we have expended $9,500 in connection with the exploration of our mineral claim and the preparation of the geological report.

A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant Mr. Sookochoff.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$15,000
Office Expenses	$4,000
Management Fees	$2,800
Mineral Property Exploration Expenses	$9,500
TOTAL	$31,300

As at the date of this Annual Report, we had cash on hand of approximately $9,700. Accordingly, we have insufficient cash on hand to proceed beyond Phase II of our exploration program of the Spelter Claim and we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

During this exploration stage, our President will be devoting approximately 30% of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all the tools needed for the exploratory work being conducted.

RESULTS OF OPERATIONS

Summary of Year End Results
		Period from Inception
	Year Ended	on April 28, 2006 to	Percentage
	November 30, 2007	November 30, 2006	Increase / (Decrease)
Revenue	$ --	$ --	N/A
Expenses	(108,384)	(20,112)	438.9%
Net Loss	$(108,384)	$(20,112)	438.9%

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

Expenses

Our operating expenses for the years ended November 30, 2007 and the period from inception on April 28, 2006 to November 30, 2006 are outlined in the table below:

		Period from Inception
	Year Ended	on April 28, 2006 to	Percentage
	November 30, 2007	November 30, 2006	Increase / (Decrease)
Depreciation Expense	$253	$-	100%
Consulting Fees	1,200	750	60%
Filing and Regulatory	5,454	-	100%
Incorporation Costs	-	1,320	(100)%
Management Fees	33,600	11,200	200%
Mineral Property Exploration	9,500	-	100%
Costs
Office and Administrative	11,444	4,470	156%
Professional Fees	46,933	2,372	1878.6%
Total Operating Expenses	$108,384	$20,112	438.9%

We expect to commence Phase II of our exploration program during the Spring/Summer exploration season of 2008 at a cost of approximately $9,500. Professional fees during the year ended November 30, 2007 consist of accounting and legal fees incurred in connection with filing our Registration Statement on Form SB-2 with the SEC and meeting our ongoing reporting requirements under the Exchange Act. For the year ended November 30, 2007, the Company paid management fees to its sole officer and director in the amount of $33,600, respectively.

We anticipate our operating expenses will increase as we undertake our exploration program for the Spelter Claim and as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At November 30, 2007	At November 30, 2006	Increase / (Decrease)
Current Assets	$3,766	$104,119	(96.4)%
Current Liabilities	$(10,919)	(1,250)	773.5%
Working Capital (Deficit)	$(7,153)	$102,869	(107.0)%

Cash Flows
		Period from Inception
	Year Ended	on April 28, 2006 to
	November 30, 2007	November 30, 2006
Cash Flows used in Operating Activities	$(91,037)	$(26,662)
Cash Flows from (used in) Investing Activities	(1,516)	(6,000)
Cash Flows from (used in) Financing Activities	-	128,891
Net Increase (Decrease) in Cash During Period	$(92,553)	$96,319

As of November 30, 2007, our cash on hand was $3,766. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended November 30, 2007, that there is substantial doubt that we will be able to continue as a going concern.

Financing Requirements

As at the date of this Annual Report, we had cash on hand of approximately $9,700. Our current operating funds are not sufficient to proceed beyond Phase II of our proposed exploration program and will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

Exploration Stage Activities

We been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. We were formed for the purpose of acquiring exploration and development stage natural resource properties. We have not commenced business operations. We are an exploration stage company as defined in the Securities and Exchange Commission (“S.E.C.”) Industry Guide No. 7.

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we devote substantially all of our efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

Mineral Property Interests

We are an exploration stage mining company and have not yet realized any revenue from our operations. We are primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” when facts and circumstances indicate impairment may exist.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviews the carrying value of our investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are insufficient to meet the anticipated costs of our exploration program on the Spelter Claim. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of November 30, 2007, we had cash on hand in the amount of $3,766 and a working capital deficit of $7,153. We have not earned any revenues from our mineral exploration since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our Spelter Claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $128,496 for the period from our inception on April 28, 2006 to November 30, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Williams & Webster, P.S., Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Pengram is suitable.

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

We have no known mineral reserves and if we cannot find any, we may have to cease operations.

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

ITEM 7.               FINANCIAL STATEMENTS.

Index to Audited Financial Statements:

Audited financial statements as of November 30, 2007, including:

1.	Report of Independent Registered Public Accounting Firm (Williams & Webster, P.S., Certified Public Accountants);

2.	Report of Independent Registered Public Accounting Firm (Telford Sadovnick, P.L.L.C., Certified Public Accountants);

3.	Balance Sheets as of November 30, 2007 and 2006;

4.

Statements of Operations for the year ended November 30, 2007, the period from April 28, 2006 (date of inception) to November 30, 2006, and the period from April 28, 2006 (date of inception) to November 30, 2007;

5.	Statements of Cash Flows for the year ended November 30, 2007, the period from April 28, 2006 (date of inception) to November 30, 2006 and the period from April 28, 2006 to November 30, 2007;

6.	Statement of Stockholders’ Equity (Deficit) for the period from April 28, 2006 (date of inception) to November 30, 2007; and

7.	Notes to Financial Statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

Pengram Corporation
Bellingham, WA 98225

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Pengram Corporation as of December 31, 2007, and the related statement of operations, stockholders’ equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pengram Corporation as of December 31, 2007 and the results of its operations, stockholders equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, limited resources and a large accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pengram Corporation
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Pengram Corporation (An Exploration Stage Company) as at November 30, 2006, the related statements of operations and cash flows for the year then ended and for the period from inception on April 28, 2006 to November 30, 2006 and the related statement of stockholders’ equity for the period from inception on April 28, 2006 to November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit, such financial statements present fairly, in all material respects, the financial position of Pengram Corporation (An Exploration Stage Company) as at November 30, 2006, and the results of its operations and its cash flows for the year then ended and for the period from inception on April 28, 2006 to November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern, unless the Company attains future profitable operations and/or obtains additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
February 8, 2007

PENGRAM CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30
	2007	2006

ASSETS

Current
Cash	$3,766	$96,319
Prepaid expenses	-	7,800
Deposits	375	-
Total Current Assets	4,141	104,119

Mineral Property Acquisition Costs (Note 5)	6,000	6,000
Computer Equipment, net of depreciation (Note 4)	1,263	-

Total Assets	$11,404	$110,119

LIABILITIES

Current
Accounts payable and accrued liabilities	$10,919	$1,065
Amounts due to related party	-	185
Total Current Liabilities	10,919	1,250

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 preferred stock with a par value of $0.001 per
share
100,000,000 common voting stock with a par value of
$0.001 per share

Issued and Outstanding:
14,999,048 common shares as at November 30, 2007
and 2006	14,999	14,999

Additional Paid-In Capital	113,982	113,982

Deficit Accumulated During The Exploration Stage	(128,496)	(20,112)
	485	108,869

Total Liabilities and Shareholders’ Equity	$11,404	$110,119

The accompanying notes are an integral part of these financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
		APRIL 28	APRIL 28
	YEAR ENDED	2006 TO	2006 TO
	NOVEMBER 30	NOVEMBER 30	NOVEMBER 30
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Depreciation expense	253	-	253
Consulting fees	1,200	750	1,950
Filing and regulatory	5,454	-	5,454
Incorporation costs	-	1,320	1,320
Management fees	33,600	11,200	44,800
Mineral property exploration costs	9,500	-	9,500
Office and administrative	11,444	4,470	15,914
Professional fees	46,933	2,372	49,305

Net Loss For The Period	$(108,384)	$(20,112)	$(128,496)

Basic And Diluted Loss Per Share	$(0.01)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	14,999,048	8,659,680

The accompanying notes are an integral part of these financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
		APRIL 28	APRIL 28
	YEAR ENDED	2006 TO	2006 TO
	NOVEMBER 30	NOVEMBER 30	NOVEMBER 30
	2007	2006	2007

Cash (Used In) Operating Activities
Net loss for the period	$(108,384)	$(20,112)	$(128,496)
Item not involving cash:
Depreciation	253	-	253
Changes in non-cash operating working
capital items:
Deposits	(375)	-	(375)
Prepaid expenses	7,800	(7,800)	-
Accounts payable and accrued
liabilities	9,854	1,065	10,919
Amounts due to related party	(185)	185	-
	(91,037)	(26,662)	(117,699)

Cash (Used In) Investing Activities
Mineral property acquisition costs	-	(6,000)	(6,000)
Purchase of computer equipment	(1,516)	-	(1,516)
	(1,516)	(6,000)	(7,516)

Cash Provided By Financing Activity
Issuance of common stock	-	128,981	128,981

Increase In Cash	(92,553)	96,319	3,766

Cash, Beginning Of Period	96,319	-	-

Cash, End Of Period	$3,766	$96,319	$3,766

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM APRIL 28, 2006 (INCEPTION) TO NOVEMBER 30, 2007
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

June 19, 2006 – Stock issued
for cash at $0.001	9,000,000	$9,000	$-	$-	$9,000
Stock issued for cash at $0.02 in
private placement	5,999,048	5,999	113,982	-	119,981
Net loss for the period	-	-	-	(20,112)	(20,112)

Balance, November 30, 2006	14,999,048	14,999	113,982	(20,112)	108,869

Net loss for the year	-	-	-	(108,384)	(108,384)

Balance, November 30, 2007	14,999,048	$14,999	$113,982	$(128,496)	$485

The accompanying notes are an integral part of these financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Pengram Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A., on April 28, 2006. The Company’s principal executive offices are in Bellingham, Washington, U.S.A. The Company’s year end is November 30.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $128,496 for the period from April 28, 2006 (inception) to November 30, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have been properly prepared within the framework of the significant accounting policies summarized below:

	a)	Organization and Start-up Costs

Costs of start up activities, including organizational and incorporation costs, are expensed as incurred.

	b)	Exploration Stage Enterprise

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

NOVEMBER 30, 2007 AND 2006
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

	d)	Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

	e)	Computer Equipment

Computer equipment is recorded at cost and will be depreciated over an estimated useful life of three years on a straight-line basis.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2007 and 2006.

	g)	Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2007, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	h)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SF AS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	i)	Foreign Currency Translation

The Company’s functional currency is the US dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

	k)	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. The Company tests the recoverability of the assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

	l)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

	m)	Revenue Recognition

Revenue from the sale of minerals is recognized when the risks and rewards of ownership pass to the purchaser, including delivery of the product the selling price is fixed or determinable and collectibility is reasonably assured. Settlement adjustments, if any, are reflected in revenue when the amounts are known.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holding is at an early stage of exploration.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company’s operations and have an impact on the Company’s financial statements:

In February 2007, the FASB issued No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits Companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning May 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 does not have any material impact on the Company’s results of operations or financial position.

4.	COMPUTER EQUIPMENT

			2007		2006
			ACCUMULATED	NET BOOK	NET BOOK
	RATE	COST	DEPRECIATION	VALUE	VALUE

Computer equipment	3 years	$1,516	$253	$1,263	$-

		$1,516	$253	$1,263	$-

As the computer equipment was placed in service during the year ended November 30, 2007, only one-half year’s depreciation was taken on the asset.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY

During the period ended November 30, 2006, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Spelter”) located in the Yellow Pine Mining District, Clark County, Nevada. The consideration paid on execution of the agreement was $6,000 cash.

6.	CAPITAL STOCK

On June 19, 2006, the Company issued 9,000,000 common shares to the Company’s founder at a price of $0.001 per share.

Pursuant to a private placement, the Company issued 5,999,048 common shares at a price of $0.02 per share.

During the year ended November 30, 2007, the Company did not issue any common shares. The Company has no stock option plan, share purchase warrants or other dilutive securities.

7.	RELATED PARTY TRANSACTIONS

During the year ended November 30, 2007, the Company paid management fees for services performed in the amount of $33,600 (2006 - $11,200) to a director for services performed.

As at November 30, 2007, there were no amounts owing to related parties (2006 - $185). The amount due to a related party was repayable on demand, unsecured and non-interest bearing.

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

9.	INCOME TAX

	a)	Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	2007	2006
Computed expected (benefit of) income taxes	$(37,000)	$(6,800)
Increase in valuation allowance	37,000	6,800
Income tax provision	$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006
Operating loss carryforward	$135,000	$26,000
Statutory tax rate	34%	34%
Deferred income tax assets	$46,000	$9,000
Valuation allowance	(46,000)	(9,000)
Net deferred tax assets	$-	$-

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

9.	INCOME TAX (Continued)

c)

The Company has incurred operating losses of approximately $129,000 which, if unutilized, will expire in 2027. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $6,000 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARD
		EXPIRATION
	AMOUNT	DATE

2007	$109,000	2027
2006	26,000	2026

Total income tax operating loss carry forward	$135,000

10.	SUBSEQUENT EVENT

On December 19, 2007, the Company entered into a promissory note whereby they borrowed $20,000. The note is unsecured, is repayable on demand and bears interest at 10% per annum, payable annually.

ITEM 8.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 24, 2007, we received notice that Telford Sadovnick, P.L.L.C. (“Telford Sadovnick”), our independent public accountants, resigned as our auditors. Telford Sadovnick stated that they were resigning as our independent auditor due to the fact that Telford Sadovnick had withdrawn its registration with the Public Company Accountability Oversight Board and is no longer able to audit US issuers.

Telford Sadovnick’s report on our financial statements for the period from April 28, 2006 (inception) to November 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

During the period from April 28, 2006 (inception) to November 30, 2006 and any subsequent interim period up to and including the date of resignation, there were no disagreements between us and Telford Sadovnick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Telford Sadovnick, would have caused them to make reference to the subject matter of the disagreement in connection with their report for the financial statements for the past year and any subsequent interim period up to and including the date of Telford Sadovnick’s resignation.

On November 15, 2007, our Board of Directors appointed Williams & Webster, P.S., Certified Public Accountants, of 601 W. Riverside Avenue, Suite 1940, Spokane, WA 99201 (“Williams & Webster”) as our new independent registered public accounting firm following the resignation of Telford Sadovnick, P.L.L.C. Prior to its appointment as independent accountants, we did not consult Williams & Webster on any of the matters referenced in Item 304(a)(2) of Regulation S-B.

ITEM 8A.            CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the year ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.            OTHER INFORMATION.

Loan Agreement

On December 19, 2007, we entered into a loan agreement (the “Loan Agreement”) whereby we agreed to borrow an aggregate of $20,000 (the “Principal Sum”) from Kahala Financial Corp., payable on demand at an interest rate of 10% per annum. We may pre-pay all or any portion of the loan at any time. The proceeds will be used for working capital purposes. The Loan Agreement is attached as an exhibit to our Current Report on Form 8-K filed December 26, 2007.

Termination of Management Fees

Effective January 1, 2008, Bernie J. Hoing agreed to cease charging the management services fee of $2,800 per month to us.

Adoption of Code Of Ethics

On March 6, 2008, we adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Each director and officer of the Corporation must comply with the letter and spirit of the Code of Ethics. This purpose of the Code of Ethics is to:

1.	focus the Board of Directors and each director and officer on areas of ethical risk;
2.	provide guidance to directors to help them recognize and deal with ethical issues;
3.	provide mechanisms to report unethical conduct; and
4.	help foster a culture of honesty and accountability.

Our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB for the year ended November 30, 2007.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles as of November 30, 2007 are as follows:

Name	Age	Position

Bernie J. Hoing	44	Director, President, Secretary, Treasurer,
		Chief Executive Officer, and Chief Financial Officer

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Bernie J. Hoing is the President, Secretary, Treasurer and the sole director of the Company and has served in those capacities since inception. Currently, Mr. Hoing has also served as the president of Elmwood Home Ltd., a private company that is engaged in the construction business. From 1994 to 2000, Mr. Hoing was the general manager of Tozai Construction Ltd., based in Kobe, Japan. Mr. Hoing provides his services on a part-time basis as required for our business. Mr. Hoing presently commits approximately 30% of his business time to our business.

Mr. Hoing does not have formal training as a geologist and very limited training on the technical and managerial aspects of managing a mineral exploration company. His prior managerial and consulting positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

Term of Office

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our sole officer and director. Mr. Hoing provides management services to Pengram in consideration of a management fee of $2,800 per month commencing August, 2006. The services are provided on a month to month basis with no formal agreement. Effective January 1, 2008, Bernie J. Hoing agreed to cease charging the management services fee of $2,800 per month to us.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist currently conducting the exploratory work on the Spelter Claim. We pay to this geologist the usual and customary rates received by geologists performing similar consulting services.

Committees of the Board Of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors. As such, Mr. Hoing acts in those capacities as our sole director.

Audit Committee Financial Expert

Mr. Hoing is our sole director and does not qualify as an “audit committee financial expert.” We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB for the year ended November 30, 2007. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that during the year ended November 30, 2007 all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.             EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers as that term is defined in Item 402(a)(2) of Regulation S-B, during the fiscal year ended November 30, 2007:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Bernie J. Hoing CEO, CFO, President, Secretary, & Treasurer	2007	$0	$0	$0	$0	$0	$0	$33,600	$33,600

Outstanding Equity Awards At Fiscal Year End

Since our inception on April 28, 2006, we have not granted any stock options or stock appreciation rights to any of our executive officers.

Employment Contracts

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

We do not have any arrangements pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments. We have no significant employees other than our sole officer and director. Mr. Hoing provides management services to Pengram in consideration of a management fee of $2,800 per month commencing August, 2006. The services are provided on a month to month basis with no formal agreement. Effective January 1, 2008, Bernie J. Hoing agreed to cease charging the management services fee of $2,800 per month to us.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 26, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Security Ownership of Management
Common Stock	Bernie J. Hoing Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director	8,850,010 Direct	59%
Common Stock	All Officers and Directors as a Group (1 person)	8,850,010	59%
Security Ownership of Certain Beneficial Owners
Common Stock	Bernie J. Hoing President, Secretary, Treasurer, and Director 1200 Dupont Street, Suite 2J Bellingham, WA 98225	8,850,010 Direct	59%

Notes:
(1)

Based on 14,999,048 shares of our common stock issued and outstanding as of February 26, 2008. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 26, 2008.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On June 13, 2006, we issued 8,850,010 shares of common stock to our sole executive officer and sole director, Bernie J. Hoing, at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Hoing acts as our sole director and as our sole executive officer. As such, we do not have any independent directors.

ITEM 13.             EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Specimen Stock Certificate.(1)

10.1	Purchase Agreement dated June 16, 2006 between Kimberly Sinclair and Pengram.(1)

10.2	Loan Agreement December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)

14.1	Code of Ethics.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007

ITEM 14.             PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal year ended November 30, 2007 and the period from inception on April 28, 2006 to November 30, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2007	Period from Inception on April 28, 2006 to November 30, 2006
Audit Fees	$5,000	$10,300
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$5,000	$10,300

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENGRAM CORPORATION

Date:	March 6, 2008	By:	/s/ Bernie J. Hoing
BERNIE J. HOING
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 6, 2008	By:	/s/ Bernie J. Hoing
BERNIE J. HOING
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
Director
(Principal Executive Officer
and Principal Accounting Officer)