Form 10-Q
period 2008-02-29
PENGRAM CORP
filed 2008-04-14
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52626

PENGRAM CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	68-0643436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Dupont Street, Suite 2J
Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

(360) 255-3436
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and
“smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 7, 2008, the Issuer had 14,999,048 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

PENGRAM CORPORATION
(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 29	NOVEMBER 30
	2008	2007

ASSETS

Current
Cash	$9,539	$3,766
Deposits	-	375
Total Current Assets	9,539	4,141

Mineral Property Acquisition Costs (Note 4)	6,000	6,000
Computer Equipment, net of depreciation (Note 3)	1,137	1,263

Total Assets	$16,676	$11,404

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,196	$10,919
Loan payable (Note 5)	20,395	-
Total Current Liabilities	34,591	10,919

STOCKHOLDERS’EQUITY (DEFICIENCY)

Capital Stock (Note 6)
Authorized:
100,000,000 preferred stock with a par value of
$0.001 per share
100,000,000 common voting stock with a par value of
$0.001 per share

Issued and Outstanding:
14,999,048 common shares as at February 29, 2008
and November 30, 2007	14,999	14,999

Additional Paid-In Capital	113,982	113,982

Deficit Accumulated During The Exploration Stage	(146,896)	(128,496)
	(17,915)	485

Total Liabilities and Shareholders’Equity (Deficiency)	$16,676	$11,404

The accompanying notes are an integral part of these financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 28
	ENDED	ENDED	2006 TO
	FEBRUARY 29	FEBRUARY 28	FEBRUARY 29
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Depreciation expense	126	85	379
Consulting fees	300	300	2,250
Filing and regulatory	300	3,280	5,754
Incorporation costs	-	-	1,320
Management fees	2,800	8,400	47,600
Mineral property exploration costs	-	9,500	9,500
Office and administrative	1,302	-	17,216
Professional fees	13,572	7,858	62,877

Net Loss For The Period	$(18,400)	$(29,423)	$(146,896)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	14,999,048	14,999,048

The accompanying notes are an integral part of these financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 28
	ENDED	ENDED	2006 TO
	FEBRUARY 29	FEBRUARY 28	FEBRUARY 29
	2008	2007	2008

Cash (Used In) Operating Activities
Net loss for the period	$(18,400)	$(29,423)	$(146,896)
Item not involving cash:
Depreciation	126	85	379

Changes in non-cash operating working
capital items:
Deposits	375	-	-
Prepaid expenses	-	5,000	-
Accounts payable and accrued
liabilities	3,277	1,155	14,196
Accrued interest payable	395	-	395
Amounts due to related party	-	(185)	-
	(14,227)	(23,368)	(131,926)

Cash (Used In) Investing Activities
Mineral property acquisition costs	-	-	(6,000)
Purchase of computer equipment	-	(1,515)	(1,516)
	-	(1,515)	(7,516)

Cash Provided By Financing Activities
Issuance of common stock	-	-	128,981
Loan payable	20,000	-	20,000
	20,000	-	148,981

Increase (Decrease) In Cash	5,773	(24,883)	9,539

Cash, Beginning Of Period	3,766	96,319	-

Cash, End Of Period	$9,539	$71,436	$9,539

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments, all of which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company’s interim financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended November 30, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended November 30, 2007, has been omitted. The results of operations for the three month period ended February 29, 2008 are not necessarily indicative of results for the entire fiscal year ending November 30, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $146,896 for the period from April 28, 2006 (inception) to February 29, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

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

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,”as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 29, 2008.

	g)	Foreign Currency Translation

The Company’s functional currency is the US dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

	h)	Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

3.	COMPUTER EQUIPMENT

			2008		2007
			ACCUMULATED	NET BOOK	NET BOOK
	RATE	COST	DEPRECIATION	VALUE	VALUE

Computer equipment	3 years	$1,516	$379	$1,137	$1,263

		$1,516	$379	$1,137	$1,263

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY

During the period ended November 30, 2006, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Spelter”) located in the Yellow Pine Mining District, Clark County, Nevada. The consideration paid on execution of the agreement was $6,000 cash.

5.	LOAN PAYABLE

On December 19, 2007, the Company entered into a promissory note whereby they borrowed $20,000. The note is unsecured, is repayable on demand and bears interest at 10% per annum, payable annually. As at February 29, 2008, a total of $395 has been accrued as interest payable on the loan.

6.	CAPITAL STOCK

On June 19, 2006, the Company issued 9,000,000 common shares to the Company’s founder at a price of $0.001 per share.

Pursuant to a private placement, the Company issued 5,999,048 common shares at a price of $0.02 per share.

During the period ended February 29, 2008, the Company did not issue any common shares. The Company has no stock option plan, share purchase warrants or other dilutive securities.

7.	RELATED PARTY TRANSACTIONS

During the period ended February 29, 2008, the Company paid management fees for services performed in the amount of $2,800 (2007 - $8,400) to a director.

As at February 29, 2008, there were no amounts owing to related parties (2007 - $Nil).

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Pengram” and the “Company” mean Pengram Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Overview

We were incorporated on April 28, 2006 under the laws of the State of Nevada. Our principal offices are located at 1200 Dupont Street, Suite 2J, Bellingham, WA 98225. Our telephone number is (360) 255-3436.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in a mineral claim known as the Spelter Claim comprised of a mineral claim block totaling 20 acres located on the Yellow Pine Mining District, Clark County, Nevada. We acquired our Spelter Claim pursuant to a purchase agreement dated June 16, 2006 with Kimberly Sinclair. Our plan of operation is to conduct mineral exploration activities on the Spelter Claim in order to assess whether it possesses commercially extractable deposits of zinc, lead, galena or vanadium. In addition, we are currently seeking to acquire additional mineral properties, but have been unsuccessful in obtaining any additional mineral properties to date.

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

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Spelter Claim in order to assess whether the claim possesses mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of zinc, lead, galena or vanadium mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim. In addition, we are currently seeking to acquire additional mineral properties, but have been unsuccessful in obtaining any additional mineral properties to date.

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

Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. The second phase consists of VLF-EM and soil geochemical surveys, sampling and geological mapping of the veins within anomalous zones, which is intended to define the structural trend to the extensions of the known mineral zones. We intend to commence Phase II of our recommended exploration program in late Spring/Summer of 2008. As of February 29, 2008, we have expended $9,500 in connection with the exploration of our mineral claim and the preparation of the geological report.

A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant, Mr. Sookochoff.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$15,000
Office Expenses	$4,000
Management Fees	$2,800
Mineral Property Exploration Expenses	$9,500
TOTAL	$31,300

As at February 29, 2008, we had cash on hand of approximately $9,539. Accordingly, we have insufficient cash on hand to proceed beyond Phase II of our exploration program of the Spelter Claim and we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

RESULTS OF OPERATIONS

First Quarter Summary

	Three Months Ended	Three Months Ended	Percentage
	February 29, 2008	February 28, 2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(18,400)	(29,423)	(37.5)%
Net Income (Loss)	$(18,400)	$(29,423)	(37.5)%

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

Expenses

Our operating expenses for the three months ended February 29, 2008 and 2007 consisted of the following:

	Three Months Ended	Three Months Ended	Percentage
	February 29, 2008	February 28, 2007	Increase / (Decrease)
Depreciation Expense	$126	$85	48.2%
Consulting Fees	300	300	n/a
Filing and Regulatory	300	3,280	(90.9)%
Management Fees	2,800	8,400	(66.7)%
Mineral Property	-	9,500	(100)%
Exploration Costs
Office and Administrative	1,302	-	n/a
Professional Fees	13,572	7,858	72.7%
Total Operating Expenses	$18,400	$29,423	(37.5)%

We expect to commence Phase II of our exploration program in late Spring/Summer of 2008 at a cost of approximately $9,500. Professional fees during the three months ended February 29, 2008 consist of accounting and legal fees incurred in connection with meeting our ongoing reporting requirements under the Exchange Act.

The decrease in management fees during the three months ended February 29, 2008 as compared to 2007 is a result of our sole executive officer and director agreeing to cease charging his management services fee of $2,800 per month.

We anticipate our operating expenses will increase as we undertake our exploration program for the Spelter Claim and as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At February 29, 2008	At November 30, 2007	Increase / (Decrease)
Current Assets	$9,539	$4,141	130.4%
Current Liabilities	(34,591)	(10,919)	216.8%
Working Capital	$(25,052)	$(6,778)	269.6%

Cash Flows
	Three Months Ended	Three Months Ended
	February 29, 2008	February 28, 2007
Cash Flows (Used In) Operating Activities	$(14,227)	$(23,368)
Cash Flows (Used in) Investing Activities	-	(1,515)
Cash Flows From Financing Activities	20,000	-
Net Increase (Decrease) In Cash During Period	$(5,773)	$(24,883)

The decrease in our working capital at February 29, 2008 from our year ended November 30, 2007 is a result of the fact that we had no sources of revenue during this period. Our only source of financing during the period ended February 29, 2008 was a loan of $20,000 advanced by Kahala Finance Corp. This loan is unsecured, bears interest at a rate of 10% per annum and is due on demand.

Future Financings

As at February 29, 2008, we had cash in the amount of $9,539. Our current operating funds are not sufficient to complete all phases of our proposed exploration program and will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended November 30, 2007 included in our Annual Report on Form 10-KSB filed with the SEC on March 6, 2008.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.            CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 1A.            RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

If we do not obtain additional financing, our business will fail.

Our current operating funds are insufficient to meet the anticipated costs of our exploration program on the Spelter Claim. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of February 29, 2008, we had cash on hand in the amount of $9,539 and a working capital deficit of $25,052. We have not earned any revenues from our mineral exploration since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our Spelter Claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $146,896 for the period from our inception on April 28, 2006 to February 29, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Williams & Webster, P.S., Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Pengram is suitable.

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

We completed an offering of 5,999,048 shares of our common stock at a price of $0.02 per share to investors on September 30, 2006. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, the interests of existing shareholders will be diluted.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Specimen Stock Certificate.(1)
10.1	Purchase Agreement dated June 16, 2006 between Kimberly Sinclair and Pengram.(1)
10.2	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENGRAM CORPORATION

.

Date:	April 13, 2008	By:	/s/ Bernie J. Hoing
BERNIE J. HOING
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)