Form 10-Q
period 2008-05-31
PENGRAM CORP
filed 2008-07-15
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52626

PENGRAM CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	68-0643436
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1200 Dupont Street, Suite 2J
Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

(360) 255-3436
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 7, 2008, the Issuer had 14,999,048 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

PENGRAM CORPORATION
(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	NOVEMBER 30
	2008	2007

ASSETS

Current
Cash	$3,136	$3,766
Deposits	-	375
Total Current Assets	3,136	4,141

Computer Equipment, net of depreciation (Note 3)	1,010	1,263

Mineral Property Acquisition Costs (Note 4)	6,000	6,000

Total Assets	$10,146	$11,404

LIABILITIES

Current
Accounts payable and accrued liabilities	$28,250	$10,919
Loan payable to related party (Note 5)	20,899	-
Total Current Liabilities	49,149	10,919

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 6)
Authorized:
100,000,000 preferred stock with a par value of $0.001
per share
100,000,000 common voting stock with a par value of
$0.001 per share

Issued:
14,999,048 common shares as at May 31, 2008 and
November 30, 2007	14,999	14,999

Additional Paid-In Capital	113,982	113,982

Accumulated Deficit During The Exploration Stage	(167,984)	(128,496)
	(39,003)	485

Total Liabilities And Stockholders’ Equity (Deficiency)	$10,146	$11,404

The accompanying condensed notes are an integral part of these interim financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
	FOR THE		FOR THE		PERIOD FROM
	THREE		SIX		INCEPTION
	MONTHS		MONTHS		APRIL 28
	ENDED		ENDED		2006 TO
	MAY 31		MAY 31		MAY 31
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Depreciation expense	127	86	253	171	506
Consulting fees	100	300	400	600	2,350
Office and administrative	1,911	3,211	3,213	6,491	19,127
Incorporation costs	-	-	-	-	1,320
Management fees	-	8,400	2,800	16,800	47,600
Mineral property
exploration costs	-	-	-	9,500	9,500
Professional fees	17,123	13,751	30,695	21,609	80,000
Filing and regulatory	1,827	3,051	2,127	3,051	7,581

Net Loss For The Period	$(21,088)	$(28,799)	$(39,488)	$(58,222)	$(167,984)

Basic And Diluted Loss Per
Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number
Of Common Shares
Outstanding	14,999,048	14,999,048	14,999,048	14,999,048

The accompanying condensed notes are an integral part of these interim financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	FOR THE SIX		APRIL 28
	MONTH PERIOD ENDED		2006 TO
	MAY 31		MAY 31
	2008	2007	2008

Cash (Used In) Operating Activities
Net loss for the period	$(39,488)	$(58,222)	$(167,984)
Adjustment for item not effecting cash:
Depreciation	253	171	506
Interest on loan payable	899	-	899
	(38,336)	(58,051)	(166,579)
Changes in non-cash operating working
capital items:
Deposits	375	-	-
Prepaid expenses	-	5,000
Accounts payable and accrued liabilities	17,331	3,336	28,250
Amounts due to related party	-	(185)	-
	(20,630)	(49,900)	(138,329)

Cash (Used In) Investing Activities
Mineral property acquisition costs	-	-	(6,000)
Purchase of computer equipment	-	(1,515)	(1,516)
	-	(1,515)	(7,516)

Cash Provided By Financing Activities
Issuance of common stock	-	-	128,981
Loan payable to related party	20,000	-	20,000
	20,000	-	148,981

Increase (Decrease) In Cash	(630)	(51,415)	3,136

Cash, Beginning Of Period	3,766	96,319	-

Cash, End Of Period	$3,136	$44,904	$3,136

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments, all of which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company’s interim financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended November 30, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended November 30, 2007, has been omitted. The results of operations for the six month period ended May 31, 2008 are not necessarily indicative of results for the entire fiscal year ending November 30, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $167,984 for the period from April 28, 2006 (inception) to May 31, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008
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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008
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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2008.

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

3.	COMPUTER EQUIPMENT

		MAY 31		NOVEMBER 30
		2008		2007
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer Equipment	$1,516	$506	$1,010	$1,263

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY

During the period ended November 30, 2006, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Spelter”) located in the Yellow Pine Mining District, Clark County, Nevada. The consideration was $6,000 cash (paid) on execution of the agreement.

5.	LOAN PAYABLE TO RELATED PARTY

On December 19, 2007, the Company entered into a promissory note whereby they borrowed $20,000. The note is unsecured, is repayable on demand and bears interest at 10% per annum, payable annually. As at May 31, 2008, a total of $899 has been accrued as interest payable on the loan. During the period ended May 31, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

6.	CAPITAL STOCK

On June 19, 2006, the Company issued 9,000,000 common shares to the Company’s founder at a price of $0.001 per share.

Pursuant to a private placement, the Company issued 5,999,048 common shares at a price of $0.02 per share.

During the period ended May 31, 2008, the Company did not issue any common shares.

The Company has no stock option plan, warrants or other dilutive securities.

7.	RELATED PARTY TRANSACTIONS

During the period ended May 31, 2008, the Company paid management fees for services performed in the amount of $2,800 (2007 - $16,800) to a former director.

As at May 31, 2008, there were no amounts owing to related parties (2007 - $Nil) other than as stated in note 5.

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

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934.

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

Recent Corporate Developments

The following corporate developments have occurred since the end of our fiscal quarter February 29, 2008:

1.

On April 14, 2008, we approved a private placement of up to 1,000,000 units at a price of $0.08 per unit for aggregate gross proceeds of $80,000 (the “Offering”). Each unit consists of one share of our common stock and one share purchase warrant. Each warrant will entitle the holder to purchase an additional share of our common stock at a price of $0.10 exercisable for a period of two years from the date of issuance of the units. The Offering will be completed pursuant to the provisions of Regulation S of the United States Securities Act of 1933. As of the date of this Quarterly Report, we have not sold any units under the Offering and there are no assurances that any units will be sold under the Offering.

2.

On April 21, 2008, Bernie J. Hoing, our former sole executive officer and former director, entered into a share transfer agreement with Richard Donaldson. On May 2, 2008, pursuant to the terms of the share transfer agreement, Mr. Hoing sold 8,000,000 shares of our common stock to Mr. Donaldson in consideration of the payment of $8,000. As a result of the share transfer, Mr. Donaldson now owns approximately 53.3% of our common stock, which resulted in a change in control of the Company.

3.

On May 2, 2008, Richard Donaldson was appointed as our President, Secretary, Treasurer and as a member of our Board of Directors. Upon Mr. Donaldson’s appointment, Bernie J. Hoing resigned as our President, Secretary, Treasurer and as a member of our Board of Directors. There was no disagreement between Mr. Hoing and us regarding any matter relating to our operations, policies or practices

PLAN OF OPERATION

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

Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. Phase II consists of VLF-EM and soil geochemical surveys, sampling and geological mapping of the veins within anomalous zones, which is intended to define the structural trend to the extensions of the known mineral zones. We intend to commence Phase II of our recommended exploration program in late Summer of 2008. As of May 31, 2008, we have expended $9,500 in connection with the exploration of our mineral claim and the preparation of the geological report.

A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$15,000
Office Expenses	$4,000
Mineral Property Exploration Expenses	$9,500
TOTAL	$38,500

As at May 31, 2008, we had cash on hand of approximately $3,136. Accordingly, we have insufficient cash on hand to proceed beyond Phase II of our exploration program of the Spelter Claim and we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended May 31			Six Months Ended May 31
			Percentage			Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$ Nil	$ Nil	n/a	$Nil	$Nil	n/a

Expenses	(21,088)	(28,799)	(26.8)%	(39,488)	(58,222)	(32.2)%

Net Income (Loss)	$ (21,088)	$ (28,799)	(26.8)%	$ (39,488)	$ (58,222)	(32.2)%

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

Operating Expenses

Our operating expenses for the three and six months ended May 31, 2008 and 2007 consisted of the following:

	Second Quarter Ended May 31			Six Months Ended May 31
			Percentage			Percentage
	2008	2007	Inc. / (Dec.)	2008	2007	Inc. / (Dec.)
Depreciation Expense	$127	$86	47.7%	$253	$171	48.0%
Consulting Fees	100	300	(66.7)%	400	600	(33.3)%
Office and Administrative	1,911	3,211	(40.5)%	3,213	6,491	(50.5)%
Management Fees	-	8,400	(100)%	2,800	16,800	(83.3)%
Mineral Property and	-	-	n/a	-	9,500	(100)%
Exploration Costs
Professional Fees	17,123	13,751	24.5%	30,695	21,609	42.0%
Filing and Regulatory	1,827	3,051	(40.1)%	2,127	3,051	(30.3)%
Total Operating Expenses	$21,088	$28,799	(26.8)%	$39,488	$58,222	(32.2)%

We expect to commence Phase II of our exploration program in late Summer of 2008 at a cost of approximately $9,500. Professional fees during the quarter ended May 31, 2008 consist of accounting and legal fees incurred in connection with meeting our ongoing reporting requirements under the Exchange Act.

The decrease in management fees during the quarter ended May 31, 2008 as compared to 2007 is a result of our former executive officer and former director agreeing to cease charging his management services fee of $2,800 per month.

We anticipate our operating expenses will increase as we undertake our exploration program for the Spelter Claim and as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At May 31, 2008	At November 30, 2007	Increase / (Decrease)
Current Assets	$3,136	$4,141	(24.3)%
Current Liabilities	(49,149)	(10,919)	350.1%
Working Capital	$(46,013)	$(6,778)	578.9%

Cash Flows
	Six Months Ended	Six Months Ended
	May 31, 2008	May 31, 2007
Cash Flows (Used In) Operating Activities	$(20,630)	$(49,900)
Cash Flows (Used in) Investing Activities	-	(1,515)
Cash Flows From Financing Activities	20,000	-
Net Increase (Decrease) In Cash During Period	$(630)	$(51,415)

The increase in our working capital deficit at May 31, 2008 from our year ended November 30, 2007 is a result of the fact that we had no sources of revenue during this period. Our only source of financing during the period ended May 31, 2008 was a loan of $20,000 advanced by Kahala Finance Corp., a company controlled by our sole executive officer and director. This loan is unsecured, bears interest at a rate of 10% per annum and is due on demand.

Future Financings

As at May 31, 2008, we had cash in the amount of $3,136. Our current operating funds are not sufficient to complete all phases of our proposed exploration program and will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues.

During the period ended May 31, 2008, we approved a private placement of up to 1,000,000 units at a price of $0.08 per unit for aggregate gross proceeds of $80,000 (the “Offering”). Each unit consists of one share of our common stock and one share purchase warrant. Each warrant will entitle the holder to purchase an additional share of our common stock at a price of $0.10 exercisable for a period of two years from the date of issuance of the units. The Offering will be completed pursuant to the provisions of Regulation S of the United States Securities Act of 1933. As of the date of this Quarterly Report, we have not sold any units under the Offering and there are no assurances that any units will be sold under the Offering

We do not anticipate earning revenue in the foreseeable future, and we do not expect sufficient debt financing to be available to us at this stage of our development. As such, we expect that we will need to rely on equity financings in order to fund our future operations. Issuances of additional shares of our capital stock will result in the dilution of the interests of our existing stockholders. There is no assurance that we will be able to obtain sufficient financing if and when required.

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

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current operating funds are insufficient to meet the anticipated costs of our exploration program on the Spelter Claim. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of May 31, 2008, we had cash on hand in the amount of $3,136 and a working capital deficit of $46,013. We have not earned any revenues from our mineral exploration since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our Spelter Claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $167,984 for the period from our inception on April 28, 2006 to May 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Williams & Webster, P.S., Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Pengram is suitable.

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

Richard Donaldson, our sole executive officer and sole director, does not have any formal training as a geologist and only limited training in the technical aspects of managing a mineral exploration company. With very limited direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

PENGRAM CORPORATION

Date:	July 15, 2008	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)