Form 10-Q
period 2008-08-31
PENGRAM CORP
filed 2008-10-20
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 14, 2008, the Issuer had 15,999,048 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2008 are not necessarily indicative of the results that can be expected for the year ending November 30, 2008.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Pengram” and the “Company” mean Pengram Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PENGRAM CORPORATION
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2008	2007
	(unaudited)

ASSETS

Current
Cash	$47,933	$3,766
Deposits	-	375
Total Current Assets	47,933	4,141

Computer Equipment, net of depreciation (Note 3)	884	1,263

Advances (Note 8)	35,000	-

Mineral Property Acquisition Costs (Note 4)	-	6,000

Total Assets	$83,817	$11,404

LIABILITIES

Current
Accounts payable and accrued liabilities	$26,085	$10,919
Loan payable to related party (Note 5)	21,403	-
Amount due to shareholder	1,000	-
Unit subscriptions received	10,000	-
Total Current Liabilities	58,488	10,919

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 6)
Authorized:
100,000,000 preferred stock with a par value of $0.001 per
share
100,000,000 common voting stock with a par value of $0.001
per share

Issued:
14,999,048 common shares as at August 31, 2008 and
November 30, 2007	14,999	14,999

Additional Paid-In Capital	113,982	113,982
Common Stock Issuable	44,300	-
Share Purchase Warrants Issuable	35,700	-
Accumulated Deficit During The Exploration Stage	(183,652)	(128,496)
Total Stockholders' Equity	25,329	485

Total Liabilities And Stockholders’ Equity	$83,817	$11,404

The accompanying condensed notes are an integral part of these interim financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
	FOR THE		FOR THE		PERIOD FROM
	THREE		NINE		INCEPTION
	MONTHS		MONTHS		APRIL 28
	ENDED		ENDED		2006 TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Depreciation expense	126	85	379	256	632
Consulting fees	-	300	400	900	2,350
Office and administrative	1,935	4,103	5,148	10,594	21,062
Incorporation costs	-	-	-	-	1,320
Management fees	-	8,400	2,800	25,200	47,600
Mineral property
exploration costs	-	-	-	9,500	9,500
Professional fees	6,612	14,674	37,307	36,283	86,612
Filing and regulatory	995	997	3,122	4,048	8,576
Write-off of mineral
property costs	6,000	-	6,000	-	6,000

Net Loss For The Period	$(15,668)	$(28,559)	$(55,156)	$(86,781)	$(183,652)

Basic And Diluted Loss Per
Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number
Of Common Shares
Outstanding	14,999,048	14,999,048	14,999,048	14,999,048

The accompanying condensed notes are an integral part of these interim financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	FOR THE NINE		APRIL 28
	MONTH PERIOD ENDED		2006 TO
	AUGUST 31		AUGUST 31
	2008	2007	2008

Cash (Used In) Operating Activities
Net loss for the period	$(55,156)	$(86,781)	$(183,652)
Adjustment for item not effecting cash:
Depreciation	379	256	632
Interest on loan payable	1,403	-	1,403
Write-off of mineral property costs	6,000	-	6,000
	(47,374)	(86,525)	(175,617)
Changes in non-cash operating working
capital items:
Deposits	375	-	-
Prepaid expenses	-	7,800	-
Accounts payable and accrued liabilities	15,166	4,285	26,085
Amounts due to related party	-	(185)	-
	(31,833)	(74,625)	(149,532)
Cash (Used In) Investing Activities
Advances	(35,000)	-	(35,000)
Mineral property acquisition costs	-	-	(6,000)
Purchase of computer equipment	-	(1,515)	(1,516)
	(35,000)	(1,515)	(42,516)
Cash Provided By Financing Activities
Common stock issuable	80,000	-	80,000
Unit subscriptions received	10,000	-	10,000
Issuance of common stock	-	-	128,981
Loan payable to related party	20,000	-	20,000
Amount due to shareholder	1,000	-	1,000
	111,000	-	239,981

Increase (Decrease) In Cash	44,167	(76,140)	47,933

Cash, Beginning Of Period	3,766	96,319	-

Cash, End Of Period	$47,933	$20,179	$47,933

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments, all of which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company’s interim financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended November 30, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended November 30, 2007, has been omitted. The results of operations for the nine month period ended August 31, 2008 are not necessarily indicative of results for the entire fiscal year ending November 30, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $183,652 for the period from April 28, 2006 (inception) to August 31, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2008
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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2008
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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2008.

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

	i)	Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS 162 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60,” or SFAS 163. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. The Company is currently evaluating the impact of adopting SFAS 163 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

3.	COMPUTER EQUIPMENT

	AUGUST 31			NOVEMBER 30
	2008			2007
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer Equipment	$1,516	$632	$884	$1,263

4.	MINERAL PROPERTY

During the period ended November 30, 2006, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Spelter”) located in the Yellow Pine Mining District, Clark County, Nevada. The consideration was $6,000 cash (paid) on execution of the agreement.

During the period ended August 31, 2008, the Company abandoned and wrote off all costs incurred with respect to the Spelter property.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

5.	LOAN PAYABLE TO RELATED PARTY

On December 19, 2007, the Company entered into a promissory note whereby they borrowed $20,000. The note is unsecured, is repayable on demand and bears interest at 10% per annum, payable annually. As at August 31, 2008, a total of $1,403 has been accrued as interest payable on the loan. During the period ended August 31, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

6.	CAPITAL STOCK

On June 19, 2006, the Company issued 9,000,000 common shares to the Company’s founder at a price of $0.001 per share.

Pursuant to a private placement, the Company issued 5,999,048 common shares at a price of $0.02 per share.

During the period ended August 31, 2008, the Company received $80,000 towards an offering of 1,000,000 units at a price of $0.08 per unit. Each unit will be comprised of one share of the Company’s common stock and one share purchase warrant. Each warrant will entitle the subscriber to purchase one share of the Company’s common stock for a period expiring two years from the date of issue at an exercise price of $0.10 per share.

During the period ended August 31, 2008, the Company received $10,000 towards an offering of up to 200 units at a price of $2,500 per unit. Each unit will be comprised on one $2,500, 10% convertible note and 10,000 share purchase. The convertible notes will be due on October 31, 2010, will bear interest at 10% per annum payable annually and may be converted into such number of shares of the Company’s common stock as shall be equal to the principal amount of the convertible note to be converted divided by $0.20. Each warrant will entitle the subscriber to purchase one share of the Company’s common stock for a period expiring two years from the date of issue at an exercise price of $0.25 per share.

During the period ended August 31, 2008, the Company did not issue any common stock.

The Company has no stock option plan, share purchase warrants or other dilutive securities.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS

During the period ended August 31, 2008, the Company paid management fees for services performed in the amount of $2,800 (2007 - $25,200) to a former director.

As at August 31, 2008, there were no amounts owing to related parties (2007 - $Nil) other than as stated in note 5.

8.	ADVANCES

The Company entered into a letter of intent dated August 6, 2008 with Magellan Copper and Gold PLC (“Magellan”) to acquire 100% of the issued and outstanding shares of Magellan Resources PTE Ltd. and St. Anthony Resources PTE Ltd. (“Magellan Subsidiaries”). Consideration for the transaction will consist of the following:

• Issuance of up to 47,000,000 shares of the Company
• Cash payments of $50,000 on the execution of a formal agreement and $250,000 on closing
•

The assumption of liabilities, totaling not more than $110,000, of Magellan related to the preparation of technical reports and title opinions on the mineral resources properties held by Magellan subsidiaries.

Pending the closing of the transaction the Company will advance $35,000 per month to Magellan for payment of expenses related to the mineral properties held by Magellan Subsidiaries. During the period ended August 31, 2008, the Company advanced $35,000 to Magellan, all of which is refundable should the transaction fail to close.

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

10.	SUBSEQUENT EVENT

On September 4, 2008, the Company issued 1,000,000 units for proceeds of $80,000. Each unit is comprised of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the subscriber to purchase one share of the Company’s common stock for a period expiring two years from the date of issue at an exercise price of $0.10 per share.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

OVERVIEW

We were incorporated on April 28, 2006 under the laws of the State of Nevada.

We are engaged in the exploration and development of mineral properties. Until recently, we owned a 100% interest in a mineral claim known as the Spelter Claim located in Yellow Pine Mining District, Clark County, Nevada. On September 1, 2008, we allowed our interest in the Spelter Claim to lapse in order to focus our resources on completing the proposed acquisition of the Magellan Singapore Subsidiaries, as described below.

On August 6, 2008, we entered into a letter of intent with Magellan Copper and Gold plc (“Magellan”) which outlines the terms to which we intend to acquire Magellan Resources PTE Ltd. and St. Anthony Resources PTE Ltd. (collectively the “Magellan Singapore Subsidiaries”) from Magellan. The terms of the proposed formal agreement are as follows:

1.	We intend to acquire 100% of the issued and outstanding shares of the Magellan Singapore Subsidiaries in consideration of the following:

	a)	issuance of up to 47,000,000 shares of our common stock to Magellan;

	b)	cash payments to Magellan as follows:

		i.	$50,000 on execution of a formal agreement; and
		ii.	$250,000 on closing,

c)

assumption, at closing, of liabilities of Magellan relevant to the preparation of technical reports and title opinions on the mineral resources properties in the Philippines totaling not more than $110,000.

2.

Closing will take place no later than October 31, 2008. Pending closing, we will advance $35,000 per month to Magellan Metals Inc. for payment of expenses related directly to the mineral properties. As of August 31, 2008, we had advanced $35,000 to Magellan.

3.	Closing will be subject to the following:

	a)	completion of due diligence by us;

	b)	receipt of audited financial statements of the Magellan Singapore Subsidiaries; and

	c)	Rod Watt, the Chief Executive Officer of Magellan, entering into a satisfactory agreement to act as President and Chief Executive Officer of Pengram on such terms as set out in the letter of intent.

We intend to direct our efforts and resources on completing a definitive agreement with Magellan. There is no assurance that the proposed transaction will be completed as planned or if at all.

RECENT CORPORATE DEVELOPMENTS

The following corporate developments have occurred since the end of our fiscal quarter May 31, 2008:

1.	On August 6, 2008, we entered into a Letter of Intent with Magellan. See Overview above.

2.

On August 27, 2008, we completed a private placement of 1,000,000 units at a price of $0.08 per unit for total proceeds of $80,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.10 per share for a period ending August 26, 2010. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). We did not engage in a distribution of this offering in the United States. The investors represented that they were not “U.S. Persons” as defined in Regulation S, and have provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution.

3.

On August 27, 2008, our Board of Directors approved a private placement offering of up to 200 units (the “Units”) at a price of $2,500 per Unit. Each Unit is comprised of one $2,500, 10% convertible note (each a “Note”) and 10,000 share purchase warrants (each a “Warrant”). Each Note is due on October 31, 2010 and is convertible into shares of our common stock at a price of $0.20 per share. Each Warrant shall entitle the holder to purchase one (1) share of our common stock at a price of $0.25 per share for a one year period from the date of issue. The private placement offering of Units will be made to investors who are not “U.S. Persons” as defined in Regulation S.

We may pay a commission or finders fee of up to 10% of the offering proceeds to duly licensed brokers or investment dealers who introduce purchasers or to other person where permitted by law. The proceeds of the offering will be used to fund our proposed acquisition of the Magellan Singapore Subsidiaries and for working capital purposes. There is no assurance that the offering will be completed on the above terms or at all.

PLAN OF OPERATION

Our plan of operation is to complete the proposed acquisition of the Magellan Singapore Subsidiaries by October 31, 2008. As of August 31, 2008, we had advanced $35,000 to Magellan in accordance with the letter of intent. There is no assurance that we will be able to complete the proposed acquisition with Magellan as planned or if at all.

Until recently, our plan of operation was to conduct mineral exploration activities on the Spelter Claim. However, we allowed our interest in the Spelter Claim to lapse in order to focus our resources on completing the proposed acquisition of the Magellan Singapore Subsidiaries. As a result, we are unable to provide an estimate of our exact financial needs for the next twelve months.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

		Third Quarter Ended August 31					Nine Months Ended August 31
					Percentage					Percentage
					Increase /					Increase /
		2008		2007	(Decrease)		2008		2007	(Decrease)
Revenue	$	Nil	$	Nil	n/a	$	Nil	$	Nil	n/a

Expenses		(15,668)		(28,559)	(45.1)%		(55,156)		(86,781)	(36.4)%

Net Income (Loss)		$(15,668)		$(28,559)	(45.1)%		$(55,156)		$(86,781)	(36.4)%

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. We are an exploration stage company and are presently seeking to complete the proposed acquisition of the Magellan Singapore Subsidiaries.

Operating Expenses

Our operating expenses for the three and nine months ended August 31, 2008 and 2007 consisted of the following:

	Third Quarter Ended August 31			Nine Months Ended August 31
			Percentage			Percentage
	2008	2007	Inc. / (Dec.)	2008	2007	Inc. / (Dec.)
Depreciation Expense	$126	$85	48.2%	$379	$256	48.0%
Consulting Fees	-	300	(100)%	400	900	(55.6)%
Office and Administrative	1,935	4,103	(52.8)%	5,148	10,594	(51.4)%
Management Fees	-	8,400	(100)%	2,800	25,200	(88.9)%
Mineral Property and	-	-	n/a	-	9,500	(100)%
Exploration Costs
Professional Fees	6,612	14,674	(54.9)%	37,307	36,283	2.8%
Filing and Regulatory	995	997	(0.2)%	3,122	4,048	(22.9)%
Write-off of Mineral Property	6,000	-	n/a	6,000	-	n/a
Costs
Total Operating Expenses	$15,668	$28,559	(45.1)%	$55,156	$86,781	(36.4)%

Professional fees during the quarter ended August 31, 2008 consist of accounting and legal fees incurred in connection with meeting our ongoing reporting requirements under the Exchange Act. The additional professional fees during the quarter ended August 31, 2007 primarily relate to the preparation and filing of our registration statement on Form SB-2.

The decrease in management fees during the quarter ended August 31, 2008 as compared to 2007 is a result of our former executive officer and former director agreeing to cease charging his management services fee of $2,800 per month.

During the quarter ended August 31, 2008, we wrote off mineral property costs of $6,000 as a result of our decision to allow the Spelter Claim to lapse in order to focus our resources on the proposed acquisition of the Magellan Singapore Subsidiaries.

We anticipate our operating expenses will increase if we successfully complete the proposed acquisition of the Magellan Singapore Subsidiaries and as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At August 31, 2008	At November 30, 2007	Increase / (Decrease)
Current Assets	$47,933	$4,141	1,057.5%
Current Liabilities	(58,488)	(10,919)	435.7%
Working Capital (Deficit)	$(10,555)	$(6,778)	55.7%

Cash Flows
	Nine Months Ended	Nine Months Ended
	August 31, 2008	August 31, 2007
Cash Flows (Used In) Operating Activities	$(31,833)	$(74,625)
Cash Flows (Used in) Investing Activities	(35,000)	(1,515)
Cash Flows From Financing Activities	111,000	-
Net Increase (Decrease) In Cash During Period	$44,167	$(76,140)

We had cash on hand of $47,933 and a working capital deficit of $10,555 as of August 31, 2008 as compared to a working capital deficit of $6,778 as of November 30, 2008. The increase in our working capital deficit was a result of the fact that we had no sources of revenue during the period.

During the nine months ended August 31, 2008, we received the following sources of financing:

(a)

A loan of $20,000 advanced by Kahala Finance Corp., a company controlled by our sole executive officer and director. This loan is unsecured, bears interest at a rate of 10% per annum and is due on demand.

(b)	The sale of 1,000,000 units at a price of $0.08 per unit for total proceeds of $80,000.

Future Financings

Currently, we do not have sufficient financial resources to complete our proposed acquisition of the Magellan Singapore Subsidiaries. As such, our ability to complete our proposed acquisition of the Magellan Singapore Subsidiaries is dependent upon our ability to obtain additional financing in the near term.

We do not anticipate earning revenue in the foreseeable future, and we do not expect sufficient debt financing to be available to us at this stage of our development. As such, we expect that we will need to continue to rely on equity financings in order to fund our future operations. Issuances of additional shares of our capital stock will result in the dilution of the interests of our existing stockholders. There is no assurance that we will be able to obtain sufficient financing to fund our plan of operations when required.

During the period ended August 31, 2008, our Board of Directors approved a private placement offering of up to 200 units (the “Units”) at a price of $2,500 per Unit. Each Unit is comprised of one $2,500, 10% convertible note (each a “Note”) and 10,000 share purchase warrants (each a “Warrant”). Each Note is due on October 31, 2010 and is convertible into shares of our common stock at a price of $0.20 per share. Each Warrant shall entitle the holder to purchase one (1) share of our common stock at a price of $0.25 per share for a one year period from the date of issue. The private placement offering of Units will be made to investors who are not “U.S. Persons” as defined in Regulation S. As of the date of this Quarterly Report, we have received proceeds of $10,000 under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering. We intend to use the proceeds of the offering to fund our proposed acquisition of the Magellan Singapore Subsidiaries and for working capital purposes.

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

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 31, 2008, we had cash on hand in the amount of $47,933 and a working capital deficit of $10,555. Our plan of operation calls for significant expenses in connection with the proposed acquisition of the Magellan Singapore Subsidiaries. Our Board of Directors approved a private placement offering of units (10% convertible notes and share purchase warrants) for gross proceeds of $500,000. There is no assurance that the private placement offering or any part of it will be completed. Obtaining additional financing would be subject to a number of factors outside of our control, including our ability to complete our proposed acquisition of the Magellan Singapore Subsidiaries, market conditions and additional costs and expenses that might exceed current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case we will be unable to complete the proposed acquisition of the Magellan Singapore Subsidiaries.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $183,652 for the period from our inception on April 28, 2006 to August 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Williams & Webster, P.S., Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Pengram is suitable.

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

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of mineral exploration claims and leases on precious metal prospects and in connection with the recruitment and retention of qualified personnel. There is significant competition for precious metals and, as a result, we may be unable to acquire an interest in attractive mineral exploration properties on terms we consider acceptable on a continuing basis.

Because our sole executive officer and director does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Richard W. Donaldson, our sole executive officer and sole director, does not have any formal training as a geologist or in the technical aspects of managing a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because the prices of metals fluctuate, if the price of metals for which we are exploring decreases below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

Prices of metals are determined by such factors as expectations for inflation, the strength of the United States dollar, global and regional supply and demand, and political and economic conditions and production costs in metals producing regions of the world. The aggregate effect of these factors on metal prices is impossible for us to predict. In addition, the prices of precious metals are sometimes subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of these metals affect the metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of these metals primarily consists of new production from mining. If the prices of the metals are, for a substantial period, below our foreseeable cost of production, we could cease operations and investors could lose their entire investment.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

We recently completed an offering of 1,000,000 units at a price of $0.08 per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each warrant will entitle the holder to acquire an additional share of our common stock at an exercise price of $0.10 per share for a period ending August 26, 2010. In addition, we are currently offering units (10% convertible notes and share purchase warrants) for gross proceeds of $500,000. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, the interests of existing shareholders will be diluted.

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

On August 27, 2008, we completed a private placement of 1,000,000 units at a price of $0.08 per unit for total proceeds of $80,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.10 per share for a period ending August 26, 2010. This private placement was completed pursuant to the provisions of Regulation S. We did not engage in a distribution of this offering in the United States. The investors represented that they were not “U.S. Persons” as defined in Regulation S, and have provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution.

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

PENGRAM CORPORATION

Date:	October 20, 2008	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)