Form 10-K
period 2008-11-30
PENGRAM CORP
filed 2009-03-13
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-52626

PENGRAM CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	68-0643436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Dupont Street, Suite 2J
Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

(360) 255-3436
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered under Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
[   ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,099,714 as of May 30, 2008, based on a price of $0.30, being the closing price of our common stock as of May 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 27, 2009, the Registrant had 17,999,048 shares of common stock outstanding.

PENGRAM CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2008

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Pengram,” and the “Company” mean Pengram Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

GLOSSARY OF TECHNICAL GEOLOGICAL TERMS

The following defined technical terms are used in this Annual Report on Form 10-K:

Alkaline	Said of an igneous rock that contains more alkali metals than is considered average for the group of rocks to which it belongs.

Amydgaloidal	Said of rocks containing amygdules and of the structure of such rocks.

Andesite	An igneous lava flow usually greenish in color formed by the emergence of molten magma through volcanic pipes.

Aphyric	The texture of a fine-grained or aphanitic igneous rock that lacks phenocrysts. Also, said of a rock exhibiting such texture.

Argillic	Pertaining to clay or clay minerals.

Augite	Dark-green to black with prismatic cleavage; a common rock-forming mineral in igneous and metamorphic rocks.

Basalt	An igneous lava flow usually black to brown in color issuing from deep fissures.

Batholith	An intrusion, usually granitic, which has a large exposed surface area and no observable bottom. Usually associated with orogenic belts.

Biotite	Common rock forming mineral in crystalline rocks.

Breccia	A coarse-grained clastic rock, composed of angular broken rock fragments held together by a mineral cement or in a fine-grained matrix.

Chalcedony	A fine-grained or cryptocrystalline variety of quartz; commonly microscopically fibrous; translucent or semitransparent, with a nearly waxlike luster.

Clastic	Consisting of fragments of minerals, rocks, or organic structures that have been moved individually from their places of origin.

Conglomerate

A coarse-grained clastic sedimentary rock, composed of rounded to subangular fragments larger than 2 millimeters in diameter (granules, pebbles, cobbles, boulders) set in a fine- grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica, or hardened clay; the consolidated equivalent of gravel.

Dacite	A fine-grained extrusive rock with the same general composition as andesite.

Diamond drill(ing)

A rotary type of rock drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water or other fluid is pumped to the cutting face as a lubricant. The drill cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

Epithermal	Used to describe gold deposits found on or just below the surface close to ancient vents or volcanoes, formed at low temperature and pressure.

Eskers	Long winding ridge of sorted sands and gravel.

Dacite	Fine-grained extrusive rock with the same general composition as andesite, but having a less calcic plagioclase and more quartz; according to many, it is the extrusive equivalent of granodiorite.

Dome	An uplift or anticlinal structure, either circular or elliptical in outline, in which the rocks dip gently away in all directions.

Dykes	A long and relatively thin body of igneous rock that, while in the molten state, intruded a fissure in older rocks.

Facies	A term of wide application, referring to such aspects of rock units as rock type, mode of origin, composition, fossil content, or environment of deposition.

Fanglomerate	A sedimentary rock consisting of slightly waterworn, heterogeneous fragments of all sizes, deposited in an alluvial fan and later cemented into a firm rock.

Feldspar	Consisting of 60% of Earth’s crust, occurs in all rock types and decomposes to form much of the clay in soil.

Flows	The mass of material moved by a flow.

Fluvial	Produced by the action of a stream or river.

Geanticline	A large regional upwarping of the rock formations.

Graben	An elongate, relatively depressed crustal unit or block that is bounded by faults on its long sides.

Hornblende	Felsic plutonic rock, generally adamellite or granodiorite, containing an amphibole (often hornblende) as an essential dark-colored constituent.

Hydrothermal

Of or pertaining to hot water, to the action of hot water, or to the products of this action, such as a mineral deposit precipitated from a hot aqueous solution, with or without demonstrable association with igneous processes.

Igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth’s core.

Intercalations	Said of layered material that exists or is introduced between layers of a different character.

Kaolinite	Formed by hydrothermal alteration or weathering of aluminosilicates.

Lacustrine	Pertaining to, formed in, growing in, or inhabiting lakes.

Lahars	A mudflow composed of water and volcanic ash.

Marcasite	White iron pyrites.

Mineralization	The concentration of metals and their chemical compounds within a body of rock.

Moat	A ditch or deep trench.

Moraine

Mound, ridge, or other distinct accumulation of unsorted, unstratified glacial drift, predominantly till, deposited chiefly by direct action of glacier ice, in a variety of topographic landforms that are independent of control by the surface on which the drift lies.

Ore	A mixture of minerals and gangue from which at least one metal can be extracted at a profit.

Phenocrysts	A term for large crystals or mineral grains floating in the matrix or groundmass of a porphyry.

Plagioclase	Any of a group of feldspars containing a mixture of sodium and calcium feldspars, distinguished by their extinction angles.

Porphyritic	Containing relatively large isolated crystals in a mass of fine texture.

Pyro Clastic	Produced by explosive or aerial ejection of ash, fragments, and glassy material from a volcanic vent.

Quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.

Reserve	For the purposes of this Annual Report: that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

(1)

Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well- established.

(2)

Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Rhyolite	A group of extrusive igneous rocks, typically porphyritic and commonly exhibiting flow texture, with phenocrysts of quartz and alkali feldspar in a glassy to cryptocrystalline groundmass.

Sandstone

A medium-grained clastic sedimentary rock composed of fragments of sand size set in a fine-grained matrix (silt or clay) and more or less firmly united by a cementing material (commonly silica, iron oxide, or calcium carbonate).

Sanidine	Forms phenocrysts in felsic volcanic rocks.

Sedimentary	A type of rock which has been created by the deposition of solids from a liquid.

Shale	A fine-grained detrital sedimentary rock, formed by the consolidation of clay, silt, or mud.

Sharpstone	Sedimentary rock made up of angular particles more than 2 millimeters in its greatest dimension.

Siliceous	A rock containing free silica or, in the case of volcanic glass, silica in the norm.

Silification	Introduction of or replacement by silica.

Siltstone	An indurated silt having the texture and composition of shale but lacking its fine lamination or fissility.

Stockwork	A mineral deposit consisting of a three-dimensional network of planar to irregular veinlets closely enough spaced that the whole mass can be mined.

Structural	Pertaining to geologic structure.

Tectonic	Describing the forces that cause the movements and deformation of Earth’s crust on a large scale, also describes the resulting structures or features from these forces.

Till

Dominantly unsorted and unstratified drift, generally unconsolidated, deposited directly by and underneath a glacier without subsequent reworking by meltwater, and consisting of a heterogeneous mixture of clay, silt, sand, gravel, and boulders ranging widely in size and shape.

Traverses	A sequence or system of measured lengths and directions of straight lines connecting a series of surveyed points (or stations) on the Earth's surface.

Trenching	The removal of overburden to expose the underlying bedrock.

Tuffs	Rock composed of fine volcanic ash.

Vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

Volcanic	Characteristic of, pertaining to, situated in or upon, formed in, or derived from volcanoes.

ITEM 1.             BUSINESS.

General

We were incorporated on April 28, 2006 under the laws of the State of Nevada.

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties. On December 16, 2008, we entered into a purchase agreement (the “Purchase Agreement”) with Bako Resources Inc. (“Bako”), a British Columbia company. Under the terms of the Purchase Agreement, our wholly owned British Columbian subsidiary, Clisbako Minerals Inc., acquired a 100% interest in ten mineral claims located 125 kilometers west of Quesnel, British Columbia, Canada (the “Clisbako Property”). In consideration of the Clisbako Property, we issued to Bako 2,000,000 shares of our common stock and a non-interest bearing promissory note in the amount of CDN $70,000 payable on June 30, 2009.

Prior to our acquisition of the Clisbako Property, we had entered into a letter of intent dated August 6, 2008 with Magellan Copper and Gold plc (“Magellan”) pursuant to which we intended to acquire Magellan Resources Pte Ltd. and St. Anthony Resources Pte Ltd. (collectively, the “Magellan Singapore Subsidiaries”). In connection with the Letter of Intent, we advanced an aggregate of $110,367 to Magellan (the “Advances”). However, on December 17, 2008, we relinquished any rights that we may have had to acquire the Magellan Singapore Subsidiaries pursuant to the terms of a purchase agreement dated for reference as of December 15, 2008 with Solfotara Mining Corp. (“Solfotara”), Magellan and Magellan Acquisition Corp. (“MAC”), our wholly owned subsidiary. Under the terms of this purchase agreement, Solfotara issued 250,000 of its shares (the “Shares”) to MAC and agreed to repay the Advances to MAC as follows: (i) $20,000 within three days of signing the agreement (which amount has been paid); (ii) $30,000 on March 15, 2009; and (iii) $50,000 on June 15, 2009. In consideration of the Shares and the above payments, we relinquished any rights that we may have had to acquire Magellan Singapore Subsidiaries and assigned to Solfotara our right to be repaid the Advances.

We are actively reviewing other gold potential mineral properties for future acquisition.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy, Mines and Petroleum Resources (the “Ministry of Mines”). The Ministry of Mines manages the development of British Columbia’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Mines, and the Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code. The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the Ministry of Mines. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is CDN$8.00 (approximately US$6.46) . There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. Our Clisbako Property consists of 3,388 hectares. As our mineral claims are effective until March 10, 2010, we must file confirmation of the completion of exploration work in the minimum amount of CDN$27,104 CDN (approximately US$21,903) or make a payment in lieu or exploration work in the minimum amount by this date or our claims will expire. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse, and we will lose all interest that we have in our mineral claims.

Compliance with Environmental Regulations

We will have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event that a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application under the British Columbia Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

Employees

We have no employees other than our sole executive officer and directors. We conduct our business largely through consultants.

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

As of November 30, 2008, we had cash on hand in the amount of $29,926 and a working capital deficit of $169,679. Our plan of operation calls for significant expenses in connection with the exploration and development of the Clisbako Property. On August 27, 2008, our Board of Directors approved a private placement offering of up to 200 units (the “Units”) at a price of $2,500 per Unit. Each Unit is comprised of one $2,500, 10% convertible note (each a “Note”) and 10,000 share purchase warrants (each a “Warrant”). Each Note is due on October 31, 2010 and is convertible into shares of our common stock at a price of $0.15 per share. Each Warrant shall entitle the holder to purchase one (1) share of our common stock at a price of $0.25 per share for a one year period from the date of issue. The private placement offering of Units will be made to investors who are not “U.S. Persons” as defined in Regulation S. There is no assurance that the private placement offering or any part of it will be completed. Obtaining additional financing would be subject to a number of factors outside of our control, including market conditions and additional costs and expenses that might exceed current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case we will be unable to complete our plan of operation on the Clisbako Property.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $267,535 for the period from our inception on April 28, 2006 to November 30, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Williams & Webster, P.S., Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in us is suitable.

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

Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Richard W. Donaldson, our sole executive officer, does not have any formal training as a geologist or in the technical aspects of managing a mineral exploration company. With the exception of Bryan H. Wilson, a director, our management may not be fully aware of the specific requirements related to working within this industry. As such, the loss of Mr. Wilson’s services could cause irreparable harm to our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

ITEM 2.             PROPERTIES.

We rent office space at 1200 Dupont Street, Suite 2J, Bellingham, WA 98225, consisting of approximately 144 square feet, at a cost of $362 per month. This rental is on a month-to-month basis without a formal contract.

We own a 100% interest in the Clisbako Property located in British Columbia, Canada. Title to the Clisbako Property is held by our wholly owned British Columbia subsidiary, Clisbako Minerals Inc.(“Clisbako”).

Description of the Clisbako Property

The Clisbako Property covers approximately 3,388 hectares. The mineral claims making up the Clisbako Property are recorded with the Ministry of Mines as follows:

Tenure Number	Area in Hectares	Expiry Date
530325	489.55	March 10, 2010
530328	489.74	March 10, 2010
530329	313.10	March 10, 2010
530387	391.81	March 10, 2010
530462	391.81	March 10, 2010
530464	391.66	March 10, 2010
530465	313.21	March 10, 2010
534877	293.62	March 10, 2010
534928	293.62	March 10, 2010
535450	19.58	March 10, 2010

The Province of British Columbia owns the land covered by the Clisbako Property. To our knowledge, there are no aboriginal land claims that might affect our title to the Clisbako Property or the Province’s title of the property.

In order to maintain the Clisbako Property in good standing, we must complete minimum exploration work on the Clisbako Property and file confirmation of the completion of the work with the Ministry of Mines. In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. The minimum exploration work that must be performed and/or the fee for keeping our claims current is equal to $8.00 CDN (approximately $6.46 US) per hectare. As our mineral claims are in good standing until March 10, 2010, we will be required to complete minimum exploration work or pay a minimum fee of CDN$27,104 (approximately US$21,903) on or before March 10, 2010 and each year thereafter in order to keep the Clisbako Property current. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, our mineral claims will lapse and we will lose all interest in our mineral claims.

Location, Access, Climate and Physiography

The Clisbako Property is located in the Interior Plateau Region of north central British Columbia. It is composed of ten contiguous mineral claims, situated within the Cariboo Mining Division. The claims are situated approximately 125 kilometers west of Quesnel, British Columbia.

Access to the property is by paved highway west from Quesnel to Nazko, then 50 kilometers southwest by gravel Forest Service Roads (“FSR”). The 4200 FSR crosses the northern portion of the Clisbako Property and branch roads and logging tracks provide access to much of the rest of the property.

The climate of the area is characteristically dry. Average annual temperature is approximately 2° C, with average summer highs in July and August of 14° C and January winter lows averaging -13° C. Average annual precipitation is approximately 440 millimeters, with an estimated 40% falling as snow. The majority of rainfall occurs between June and August.

The claims cover a wide variety of terrain, from swampy meadows to forested upland slopes. Elevations range from 1,250 meters along the Clisbako River to over 1,500 meters to the west. A significant portion of the property has been logged by clearcut methods. Forest cover is typical of the region, consisting of lodgepole pine, with local stands of black spruce, fir and birch along drainages. Timber harvesting has occurred with numerous cut blocks scattered throughout the claim area. Swampy meadow lands in the eastern and north-eastern portions of the property that form the headwaters of the Clisbako River system are saturated for much of the year but dry out in late summer. These areas are sparsely treed.

Property History

Historical work to date on the Clisbako Property has outlined eight main zones, as currently identified, of epithermal mineralization and alteration referred to as the North, Central, South, West Lake, Obvious, West Lake Boulder, Gore and Bari zones. Historical records indicate that soil geochemical surveys and geophysical surveys have been conducted over several grids on the property, and a total of 34 diamond drill holes have been completed. The bulk of the work has been concentrated within a 2 kilometer by 4 kilometer north trending corridor in the centre of the project area. Prior to 1989, there is no recorded work on the Clisbako Property.

Eighty Eight Resources Ltd.: 1989 - 1991

In 1989, a regional reconnaissance exploration program was conducted within the Nechako Basin by Eighty Eight Resources Ltd. Epithermal quartz float collected on the property returned weakly to moderately anomalous gold, silver and arsenic values. Subsequent work traced these samples to their source and led to the discovery of several extensive areas of epithermal silicification and argillic alteration in 1990.

A property consisting of 15 contiguous claims (Clisbako 1-15) covering 7,500 hectares was staked by Eighty-Eight Resources Ltd. to cover these areas. Dawson Geological Consultants Ltd. were contracted to complete a compass and flag grid covering the 4 main mineralized zones (North, Boulder, Central and South Zones). Crews collected 1,320 soil samples from grids covering the mineralized areas, and a total of 253 rock samples were collected from areas of epithermal silicification as well as from mineralized float believed to be locally derived. Geological mapping was also completed.

Minnova Inc.: 1991- 1992

The property was subsequently optioned to Minnova Inc., and five more claims (Clisbako 16-20) were added to the property in April, 1991, following a compilation of data and re-interpretation of the 1990 field work. Minnova then proceeded to fly an airborne magnetic and electro-magnetic survey over the entire property. Grid line spacing over the pre-existing grid was tightened to 100 meters line spacing and grid lines were extended 1 kilometer to the west. The entire gridded area was geologically mapped and sampled, the results of which delineated the Gore and Pond epithermal alteration zones. A total of 18 trenches were excavated covering 5 mineralized zones (North, South, Central, Discovery and Trail Zones), all of which were mapped in detail and sampled. Based on the results of these programs a 19 hole NQ drill program was completed totaling 3,024 meters. This included 11 holes in the North Zone, 7 holes in the South Zone and 1 diamond drill hole in the Central Zone. The program confirmed the presence of widespread anomalous gold concentrations but failed to delineate any zones of economic significance.

In June, 1992, a total of seventeen 2-post claims were added on the claim group, presumably to ensure there were no internal fractions between the Clisbako 4 & 13, 7 & 14, 5 & 10 and 8 & 10 claims. Minnova conducted a gradient array IP geophysical survey over 17 partial grid lines covering those zones identified to date in the central portion of the property. An additional 7 trenches were completed in the West Lake, Gore, West Pit and Central Zones. An 11 hole, 1,358 meter NQ drill program was conducted to evaluate the results of the gradient array IP survey and extensions to zones identified in 1991. Although the drilling intersected extensive widths of strong epithermal alteration in each target area, no significant precious metal values were detected. Nonetheless, indicator elements such as mercury, arsenic and tin were strongly anomalous throughout, indicating that the system as a whole has a classic epithermal signature.

Phelps Dodge: 1994 - 1996

After the expiration of Minnova’s option, Phelps Dodge examined the property and subsequently optioned it in the fall of 1994. Phelps Dodge, through Fox Geological Services Inc., carried out a 22 line kilometer soil geochemical sampling program in 1994. Thick glacial till cover in the project area effectively masks any bedrock leaching and the soil survey failed to define zones of epithermal alteration.

Fox Geological was retained again to conduct a combined rock and soil geochemistry program, IP geophysical survey, geological mapping and a diamond drilling program during the 1995 field season. The 1995 program focused on developing new targets in relatively under explored parts of the property and further evaluating known zones of mineralization with limited historical work.

Fox Geological Services completed 58 kilometers of gridding west of Camp Lake to the western claim boundary. Mapping and prospecting on the grid generated 339 rock samples of bedrock and float, returning values from trace to 9760 ppb gold. This sample was collected from a cluster of weakly quartz veined feldspar phyric rhyolite float boulders within a discrete dispersion train in till. The bedrock source of these boulders has not been discovered.

Soil geochemical surveys totaling 22 line kilometers covered the western and central portions of the claim group along one kilometer spaced lines with detailed coverage in the Gore and Bari zones resulting in 677 soil samples. Anomalous gold results were usually isolated, one sample occurrences, but anomalous arsenic values outlined a prominent 2000 meter by 800 meter north trending zone which coincided with several new zones of quartz veining outlined by prospecting. Additional follow-up was recommended in the Bari 1 and 2 zones.

The IP survey consisted of a total of 17.8 line kilometers. Two different arrays were utilized: a reconnaissance style survey with electrodes spaced 75 meters apart along road lines and a detailed survey with 150 meter electrode spacing over two established grid lines. The wider separations failed to detect any anomalous readings that were not detected using shorter separations.

A total of 700.9 meters of NQ2 diamond drilling in 4 drill holes was conducted on the West Lake boulder train and the Obvious Zone. Drilling failed to encounter economic concentrations of gold with results similar to those obtained from the North and South Zones.

Phelps Dodge noticed in 1995 that several extensive intervals of Minnova’s drill core had not been sampled, and undertook to split, sample and assay these intervals. A total of 708.5 meters of diamond drill core from the Minnova program was sampled in the fall of 1995, returning elevated sub-economic results for gold, arsenic and tin in sections from holes 91-04 and 92-22.

A short 4 day field program was completed in 1996 consisting of geological mapping and sampling in the Bari Zone area. A total of 24 rock samples were submitted for analysis with the best results reporting 294 ppb gold. Most samples over 50 ppb gold were from boulder float. Elevated arsenic amounts up to 5194 ppm were returned. As with the high gold results, the majority of the elevated arsenic results are from boulder float samples.

Although a large gold bearing epithermal system had been outlined in the central claim area covering approximately 20 square kilometers, gold tenors are generally very low, rarely exceeding 500 ppb.

Goodall (Global Geological): 1996 - 2003

The Bako 1 to 16 claims were subsequently staked by Geoff Goodall, P. Geo. In 1996 to cover previously identified zones of alteration and mineralization. A prospecting program was conducted on the Bako 1 to 5 mineral claims in the spring of 2002. These claims cover eight zones of hydrothermal alteration typified by pronounced bleaching of the host felsic volcanics and are characterized by intense argillic alteration accompanied by multi-stage intense quartz veining, weak to strong silicification, and/or hydrothermal brecciation. The work program consisted of prospecting traverses and rock geochemical sampling of areas adjacent to and within previously discovered zones of alteration. A total of fifty-two rock samples were collected. A strong correlation was shown to exist between anomalous gold values and anomalous silver values. Samples with anomalous concentrations of antimony also had anomalous levels of arsenic, and mercury was weakly anomalous.

Bard Ventures: 2003 - 2004

The property was optioned to Bard Ventures in late 2003 and Global Geological Services established two geophysical grids over the Discovery and Brooks Zones totaling 24.5 line kilometers. Previous mapping and sampling programs within these areas uncovered concentrations of quartz rich boulder float with grab samples indicated anomalous gold values.

Regional Geology

The Clisbako property is located in the northern part of the Chilcotin Plateau. Specifically, it is situated in the south central part of the Anahim Volcanic Belt along an east-west trend defined by three peralkaline shield volcano complexes (Rainbow Range, Ilgachuz Range, Itcha Range) that comprise the western part of the belt. The oldest rocks exposed in the Chilcotin Plateau area are Pennsylvanian to Permian age Cache Creek Group sedimentary rocks. These are overlain by upper Triassic to lower Jurassic Takla Group andesite-basalt flows, tuffs and breccias and associated clastic rocks. Predominant in the northern portion of the Chilcotin Plateau are andesite flows and breccias, and sedimentary rocks of the mid-Jurassic Hazelton Group. This sequence is unconformably overlain by the upper Cretaceous, Paleocene, Eocene and possibly Oligocene rocks of the Ootsa Lake Group. This latter Group is comprised of rhyolitic to dacitic tuffs, flows and breccias with minor amounts of andesite, basalt, conglomerate and tuffaceous shale.

A sequence of Eocene to Miocene andesite, dacite and rhyolite volcanics of the Endako Group and Pliocene to Pleistocene Chilcotin Group vesicular andesite and basalt flows, breccias and cinder cones conformably overlie the Ootsa Lake Group. Pleistocene to recent till, gravel and sand infill drainages basins and locally form eskers and moraines up to 100 meters thick. Phelps Dodge compiled a detailed regional geology synopsis of the area as part of the work they conducted.

The Clisbako property is dominantly underlain by felsic volcanics and volcaniclastics of Eocene age that are referred to informally as the Clisbako Volcanics. The Clisbako Volcanics underlie a large, regionally circular area within which a wide variety of assemblages of the Clisbako Volcanics occur. This area appears to be a distinct basin of volcanic deposition and is referred to as the Clisbako Caldera Complex. The age of the complex is Early to Middle Eocene, based on Potassium-Argon age dates and palynology. Chemically similar volcanics, also of Eocene age, to the north in the Nechako River map area are referred to as the Ootsa Lake Group (for the felsic members) and the Endako Group (for the basic and intermediate members).

Volcanic, subvolcanic and volcaniclastic rocks within the Clisbako Caldera Complex range in composition from basalt to rhyolite and include a wide variety of textural types and facies assemblages. Dacites, rhyodacites and rhyolites are the most common compositional types, with andesites and basalts subordinate. Passive eruptive sequences of flows and domes are the most abundant volcanic assemblages with explosive pyroclastics more common towards its west central parts. Associated with both the passive and explosive assemblages is a highly variable assemblage of lahars, fanglomerates, coarse and fine-grained fluvial assemblages and locally, chemically deposited siliceous sinters that have been interpreted as parts of a moat facies. Chemical analysis of these volcanics shows them to be potassium-rich and may be classified as belonging to the high-potash calcalkaline magma series.

Passive eruptive sequences of flows and domes are the most abundant volcanic assemblages. Explosive pyroclastics occur throughout the Caldera Complex, but are most common towards its west-central parts. Intimate with both the passive and explosive volcanic assemblages is a highly variable assemblage of lahars and fanglomerates, coarse and fine-grained fluvial assemblages and locally, chemically deposited siliceous sinters that comprise volcaniclastic sediments that are here interpreted as parts of a "moat" facies. Rock units of the moat facies from recessive assemblages and are very poorly exposed. The distribution of these three facies assemblages within the caldera suggests the presence of a number of separate basins within the larger caldera structure.

In the north and northeastern parts of the complex, aphyric and biotite phyric rhyolite and rhyodacite flows and flow domes are common. In the north part of the area a lahar- moat facies containing boulder breccia, conglomerate, sandstones and lacustrine siltstone with opaline sinters is associated with mainly flow and flowdome units of andesite and dacite composition. The south eastern part of the caldera complex is underlain by platy fractured, generally aphyric to weakly augite phyric dacite and andesite, with local areas of basalt and minor suggestions of the presence of a lacustrine moat facies. The southwestern part of the caldera is underlain mainly by dacitic, andesite and subordinate biotite phyric flow units, with local areas to the north of biotitequartz phyric rhyolite flow and pyroclastics. Here, the lahar-lacustrine-siliceous sinter moat assemblage occupies a large area in the central part of this southwestern sector.

The central and northwestern parts of the Clisbako Caldera complex, underlying the Clisbako, Baez and Bako claim blocks, are underlain by a bimodal suite of volcanics. Here, the dominant facies is an assemblage of aphyric to weakly to moderately augite and feldspar phyric dacite flows with local intercalations of polylithic volcaniclastics, volcanogenic breccia and fluvial clastics. The subordinate volcanic assemblage in this central and western sector comprises varieties of variably quartz, biotite, hornblende, plagioclase and sanidine phyric felsic volcanics that includes explosive ash flow tuffs, subvolcanic intrusions and breccias. Moat facies assemblages, including siliceous sinters have been noted in this area proximal to the felsic volcanic assemblages to the immediate northeast of this west-central facies, and the presence of boulders in float train suggests its presence within the area.

Property Geology

The Clisbako Property area is one of very low relief that has been extensively glaciated. Glaciation advanced from the south-southwest, covering the area with a variable thickness of till. Outcrop is very limited within the project area and bedrock exposure is likely under 1%. The best exposures are found on rounded, hummocky ridge crests and are dominated by platy to massive dacites and rhyodacites. Outcrop is also exposed in incised outwash channels and in logging slashes. The more recessive and easily weathered rock assemblages such as the moat facies and clay-argillic alteration assemblages are poorly represented in natural exposures, although their distribution has been somewhat enhanced by logging slashes and road cuts.

Contacts were not observed between major units and very rarely seen between beds. All age relationships between stratigraphic elements are deductive. In addition, no zone of definitive faulting could be documented by the presence of natural and man-made exposures, with the exception of trenching in the North Zone. There, the zone is very strongly faulted, marked by clay gouge, kaolinized zones and shattered rock and serves to suggest that faulting is an important, if mostly hidden, structural element.

Dacitic flow units underlie much of the terrain in the central and western parts of the Clisbako claim area. Rhyolite assemblage fragmental units underlie the low lying slopes to the north and east. These rocks are in turn overlain by Miocene basalts along the Clisbako River valley. Most units strike northerly and dip gently east although dip reversals are common.

Exploration work to date has focused on an area roughly two kilometers by four kilometers in size. Rocks in this area consist of rhyolitic flows, tuffs and breccias interbedded with dacite and amydgaloidal andesite flows and associated pyroclastic rocks. These are tilted and block-faulted and fill a north-trending, shallow, graben and local depositional basins.

The stratigraphic and subvolcanic lithologies that underlie the Clisbako claims can be subdivided into three separate assemblages consisting of, in probable chronological order, a dacitic facies, a rhyolite facies and a basalt-andesite assemblage. These east-dipping strata are disrupted by north-trending faults near Mount Dent and at Camp Lake on the Clisbako claims. Fluvial and lacustrine (moat facies) volcaniclastic sediments form portions of all three assemblages. The most extensive and probably oldest volcanic facies is represented by a suite of dacitic flows that are typically aphanitic to sparsely porphyritic with fine-grained augite phenocrysts. Locally interbedded with the volcanics of the Dacite Assemblage are variable thicknesses of clastic rocks that range from sharpstone conglomerate-fanglomerate to laminated fluvial fine-grained sandstone composed of detritus derived directly from the dacite flows.

Rhyolites of the felsic facies assemblage lie in a north-south trending band through the central part of the claim block. This assemblage has been interpreted as one of the centers of felsic volcanism within the Clisbako Caldera Complex. Volcanic and subvolcanic members of this facies include ash flow tuffs, flows, breccias, dykes and domes (plugs) and are composed of variations of plagioclase, biotite, quartz, hornblende and sanidine phenocrysts. It is distinguished from the dacite assemblage by the presence of common hydrous minerals biotite and hornblende. Associated spatially and compositionally with rhyolites of the felsic assemblage are volcaniclastics of a moat facies, including ash tuffs, siltstone, sandstone, conglomerate and siliceous sinters.

Overlying the Clisbako Formation is a 30 to 50 meter thick basalt-andesite facies, the youngest unit. This is comprised of olivine basalt flows and locally abundant pyroclastic rocks and has been correlated with the Miocene Endako Group. It appears in the extreme northeast portion of the claim block.

North to north-northeast striking faults are the most prominent structures on the property. They dip moderately to steeply east and west (40° to 80°) and are responsible for extensive block faulting of the Clisbako Formation. Measured offsets range from a few meters to about 200 meters. Epithermal alteration is hosted by several of these faults.

Faulting has caused considerable rotation of the volcanic sequence, resulting in highly variable dips. For example, on the west part of the grid, units of the Dacite member dip steeply to vertically while at the North Zone bedding is nearly flat lying.

A shallow graben is defined by the north trending faults in the grid area. Epithermal style alteration at the North, Central, South, Gore and West Lake zones occur along these structures. The easternmost fault, the East Boundary Fault, hosts epithermal alteration intermittently over a length of 2 kilometers. The South, Trail and Central Zones occur along this structure.

Other structures include northwest and northeast trending linears which form conspicuous drainage patterns in the northeast claim area. They have no measurable offset and their significance is uncertain.

Several occurrences of epithermal-style alteration are known in the east part of the property. They are all similar in style.

The zones are characterized by wide haloes of pervasive argillic alteration occurring in the hanging wall of the graben faults. Extensive stockworks of quartz, pyrite (+ marcasite) veinlets occur throughout the argillic zones. Overall sulphide content averages about 0.5% .

Stockworks grade into areas of pervasive silicification close to the faults. These commonly contain irregular shaped bodies of hydrothermal breccia and banded veins.

Argillic alteration occurs up to 100m into the hanging wall of the source structures. In zones where several parallel structures occur close together, such as at the North Zone, the argillic zones coalesce. Silicification is more restricted, occurring as 1 to 25 meter wide zones along fault planes. Narrow subparallel silicified zones also occur in the footwall of the host structures.

Footwall alteration is less intense than the hanging wall alteration. Argillic alteration is typical, however at some locations weak propylitization consisting mostly of chlorite and calcite veinlets is developed.

Alteration is well developed in a variety of host rocks. At the North, West Lake and Central zones alteration occurs in rhyolites and crystal tuffs. At the South Zone, the strongest alteration is hosted by amygdaloidal andesite.

Mineralization

Mineralization at Clisbako consists of epithermal silica stockworks and breccias developed on north-striking faults. Previous operators have outlined eight zones of hydrothermal alteration on the property. These zones are associated with rocks of the felsic assemblage, grading outward into rocks of the dacite assemblage. The zones are referred to as the Bari, Brooks, Gore, Discovery, Obvious, West Lake, South and North zones. The alteration zones are typified by pronounced bleaching of the host felsic volcanics and are characterized by intense argillic alteration accompanied by multi-stage intense quartz veining, weak to strong silicification, and/or hydrothermal brecciation. Locally, early argillic alteration is almost completely overprinted and masked by later successive stages of silicification.

It has been suggested that the hydrothermal alteration and mineralization were developed along complex steeply dipping north to north-east trending fault structures which were formed during the development of the Clisbako Caldera. However, within the claim area the alteration zones appear to be controlled by a series of closely spaced subparallel small-scale faults, rather than a single major structure. The rocks between the individual small-scale faults are highly fractured, intensely hydrothermally altered and flooded with a pervasive stockwork of quartz veinlets.

The various mineralized zones and prospects, along with boulders in glacial dispersion trains, are composed of quartz veined volcanic rocks. Vein textures include massive fine to medium grained quartz, banded chalcedony, stockworks of comb-textured quartz and drusy vugs. Calcite occurs in very small amounts and as fracture coatings and as replacement of alkali feldspars in propylitically altered rock. Quartz veins are varied and have been described as; stockwork, druzy, massive, sugary, stringers, blue/black, chalcedonic, banded, comb quartz in open space fillings, crustiform, or brecciated. Some of the veins show quartz pseudomorphs after coarse bladed calcite, evidence of boiling.

The argillic zones contain an average of less than 0.5% sulfide mineralization, but in the silicified zones the sulfide content may reach 5% over narrow widths. Low sulphide concentrations are typical of an acid-sulphate epithermal system.

Pyrite is the dominant sulphide and typically is very fine grained. In this form it most commonly occurs as disseminations in dark gray to blue-black chalcedonic quartz, is disseminated in the matrices of siliceous hydrothermal breccias, or fills quartz lined cavities. Coarse-grained pyrite is locally associated with marcasite and arsenopyrite. Pyragerite has been identified south of Clisbako Lake, within the North Zone, and may be the main silver bearing mineral. Barite has been observed at several localities.

Alteration fringing the siliceous lodes and breccias is dominantly argillic, generally widespread and locally intense. It consists of illite and montmorillonite replacement of plagioclase feldspar phenocrysts and the ground mass, with minor sericitization of hornblende and biotite phenocrysts. Mineralized zones generally comprise an inner zone of silicious breccia and quartz stockworks lying on or within controlling fault structures and a wide distal zone of argillic alteration that may extend up to 150 meters or more out from the silica core zone. Propylitic alteration is pervasive and comprises fine disseminated and fracture controlled chlorite which imparts a pale green color to the rocks. It is accompanied by variable amounts of calcite along fractures and as replacement of alkali feldspar. Potassic alteration as measured by alkali feldspar staining of rocks is variable. In only one occurrence has potassium feldspar been observed within a vein. Gold grades are elevated close to the inner silicified zone while the argillic envelope is usually barren. The various zones explored are described in detail below.

The North zone lies in a down-faulted block of feldspar (+/- quartz) phyric rhyolite flows and tuffs and dacite flows and pyroclastic breccias south of Camp Lake. It is exposed in a gully in which trench excavations have exposed argillic-altered rocks over 300 meters. It has a well defined east boundary marked by a fault. The west boundary is poorly constrained and is probably continuous with the West Lake Zone.

Alteration associated with north-striking faults consists of extensive silicification, quartz and pyrite stockworks, banded epithermal veins and siliceous breccia. These zones contain elevated precious metal and pathfinder element values. Argillic alteration is most pronounced distal from the siliceous zones. Barren quartz stockworks are common in the argillic zone.

The Central zone is a stockwork lying along the same fault structure that hosts the South zone. Quartz-clay alteration is similar to that at the North zone, with extensive quartz stockworks and pervasive argillic alteration occurring in a flow-banded dacite. The zone is narrow and probably connects with the North Zone to the north.

Four trenches have been excavated on the Discovery zone across two narrow, hydrothermal breccias. The best gold grades (133 to 421 ppb gold) were obtained from a two meter wide zone of quartz stockworks, white, vuggy quartz veins and hydrothermal breccia. The matrix consists of a bluish-grey clay gouge. The wallrock, which consists of flow banded dacite, is moderately silicified up to four meters away from the breccia. The highest gold tenor (421 ppb) was obtained from the most intensely altered material. A second less altered breccia, consists of black, sulphidic quartz fragments in a moderate to strongly argillized dacite host. This interval was only weakly mineralized (102 ppb gold), however a sulphide-rich interval was enriched in arsenic (2,930 ppb).

The South Zone is typified by a large area of silicification and hydrothermal breccia. The main outcrop area, in a small creek at the south end of the property, consists of a zone of hydrothermal breccia, veins and stockworks over an outcrop area of 150 meters and has been traced by drilling for some 300 meters.

The zone shows evidence of multiple stages of silicification indicated by cross cutting relationships and clast types within hydrothermal breccia veins. The hanging wall is strongly bleached and variably silicified in which a strongly developed stockwork of pyritic veinlets are cut by irregular veins of dark grey, banded chalcedony. One such vein was traced continuously for 22 meters. It was from these veins that the best assays were obtained by Minnova. The highest tenor was 3,300 ppb gold over a two-meter sample.

Despite the intense alteration, silicification and breccia development, precious metal and pathfinder element concentrations are low. The highest gold concentrations occur in sulphide-rich hydrothermal breccias and zones of banded grey chalcedony. Minnova drilled ten holes in the South zone area in 1991 and 1992. Most holes returned low grade to barren zones of siliceous breccia. The best hole, DOH 92-30 returned 2.0 meters of 228 ppb gold.

Two zones were identified by IP surveys southwest of Camp Lake, the West Lake and West Pit Zones. The West Pit is a 200-metre long chargeability high centered on line 416N at 285+00E. It has been traced intermittently as far south as line 400N. Trenching in 1992 failed to reach bedrock. Subcrop and overburden contains abundant bright yellow clay along with fragments of silicified rock and vein quartz. The West Lake zone, immediately west of the North zone, consists of a coincident chargeability and resistivity high with a strike length of about 300 meters. Trenching on the West Lake zone exposed a quartz stockwork zone containing three-meter wide banded and bladed, pyritic, quartz-chalcedony veins. The best chip samples across the altered zone returned 8.5 g/t gold over one meter from one of the veins.

Minnova drilled six holes in the West Lake-West Pit area in 1992 to follow-up trenching and induced polarization surveys. The best hole, 92-27, returned 135 ppb gold over an interval of 2.0 meters.

The Obvious Zone is located along the 4200 Forest Service Road approximately 2 kilometers north of the North Zone at Camp Lake, and was discovered by prospecting the excavated ditches adjacent to the road. Float boulders of quartz veins and silicified feldspar phyric rhyolite tuffs are present within till and subcrop. The best grab sample returned 156 ppb gold with elevated arsenic. The Obvious Zone was drill tested by hole 236-34.

The West Lake Boulder Train is located along a reclaimed logging access road along the west shore of Camp Lake. The boulder dispersion train comprises angular float blocks up to 50 cm in size in till along a tightly confined, north trending dispersion train over 600 meters in length. Float blocks include massive fine grained quartz, silica breccias and quartz stockworks. The best grab sample returned 1528 ppb gold. This zone was drill tested by 3 drill holes, 236-31, 236-32, and 236-33.

The Gore Zone is located approximately 1.5 kilometers southwest of the North Zone on the eastern slope of the ridge rising to the west of Camp Lake. The Zone comprises north trending massive silica breccias and quartz vein stockworks within dacite flows and rhyolite tuffs and is exposed over an area of 500 meters by 50 meters. Bedrock and float boulder sampling returned low gold values ranging from trace to 315 ppb.

The Bari Zone comprises two separate silica breccia bodies and several float and subcrop occurrences centered about 2.5 kilometers due west of the North Zone. Local lithologies include propylitically altered dacite flows and a 50 meter thick pyroclastic breccia unit with variably silicified angular clasts. Two separate zones, the Bari 1 and Bari 2 zones are partially exposed through a thin cover of till and comprise north-trending zones of hydrothermal breccia up to five meters thick. Accessory minerals include arsenopyrite and barite and possible sulphosalts indicated by an unusual grass green colored weathering. The peak gold value is 239 ppb from the Bari 1 and 466 ppb gold from the Bari 2. Both zones are within a large arsenic soil anomaly which extends for 2 kilometers from L 406N to L 426N.

Detailed sampling in 1996 failed to enhance the prospect with best results from outcrop reporting a high of 68 ppb Gold. High arsenic values of up to 5194 ppm were returned from float boulders.

Prospecting and rock geochemical sampling on the Bari Zone in 2002 has confirmed the existence of epithermal style gold and silver mineralization within an argillically altered and quartz veined felsic volcanic assemblage. More than 80% of the 52 rock samples returned anomalous values for gold, silver, arsenic, tin, mercury, molybdenum or barium. The highest values were 770 ppb gold, 56.6 ppm silver, 8330 ppm arsenic, 346 ppm tin and 7 ppm mercury. These results were returned from dark gray or blue-black colored veins with or without banding, or from silicified zones that displayed several stages of brecciation. Local development of intense brecciation suggests repeated sealing and fracturing permitting hydrothermal fluids to repeatedly permeate the system.

Conclusions and Recommended Exploration Program

James Chapman, P. Geo. and P. Eng., and Willie Kushner, B.Sc. Geo., our consulting geologists, conclude that a strong potential for mineralization on the property lies within structurally controlled features at depth.

Our consulting geologists recommend a three-phase continuing exploration program be undertaken on the property to determine the prime localities of mineralization on which to focus concentrated exploration. The three-phase program and its approximate estimated costs consist of the following:

Phase	Recommended Exploration Program	Approximate Estimated Cost	Status
Phase I	Soil geochemical surveys, prospecting, mapping and geophysics in order to better define the Bari 1 and Bari 2 zones.	CDN $122,000 ($98,576)	To be implemented in Third Quarter 2009.
Phase II	Trenching and IP geological surveys.	CDN $152,000 ($122,816)	To be determined based on the results of Phase I.
Phase III	Diamond drilling on selected targets.	CDN $523,000 ($422,584)	To be determined based on the results of Phase I.
	Total Estimated Cost	CDN $797,000 ($643,976)

ITEM 3.             LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “PGRM” on July 11, 2007. The high and low bid information for our common stock for the years ended November 30, 2008 and 2007 as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
November 30, 2007	-	-
February 28, 2008	$0.20	$0.00
May 31, 2008	$0.35	$0.06
August 31, 2008	$0.45	$0.20
November 30, 2008	$0.40	$0.25

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders Of Our Common Stock

As of February 27, 2009, there are 17,999,048 shares of our common stock issued and outstanding held of record by twenty-four (24) registered stockholders. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales Of Unregistered Securities

Since our previous fiscal year ended November 30, 2007, we have completed the following sales of unregistered securities:

1.

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

2.

On December 16, 2008, in consideration for our acquisition of the Clisbako Property, we issued 2,000,000 shares of our common stock to Bako. These shares were issued to Bako pursuant to the provisions of Regulation S promulgated under the Securities Act on the basis of representations provided by Bako that it is not a “U.S. Person” as that term is defined in Regulation S.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to implement our exploration program on the Clisbako Property in order to assess whether it possesses mineral reserves capable of commercial extraction. We have not, nor has any predecessor, identified any commercially exploitable reserves on our mineral property.

Our plan is to conduct Phase I of our exploration program in third quarter of 2009. However, we will require additional financing in order to complete Phase I of our exploration program. If we are able to obtain additional financing, Phase I of our exploration program on the Clisbako Property will involve soil geochemical surveys, prospecting, mapping and geophysics in order to define the Bari 1 and Bari 2 zones. We anticipate that Phase I will cost approximately CDN $122,000 ($98,576).

As at November 30, 2008, we had cash on hand of approximately $29,926. Accordingly, we have insufficient cash on hand to proceed with our exploration program of the Clisbako Property and we will require additional financing in order to proceed with our exploration program. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	November 30, 2008	November 30, 2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(139,039)	(108,384)	28.3%
Net Loss	$(139,039)	$(108,384)	28.3%

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Expenses

The major components of our expenses for the years ended November 30, 2008 and 2007 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	November 30, 2008	November 30, 2007	Increase / (Decrease)
Depreciation Expense	$505	$253	99.6%
Consulting Fees	400	1,200	(66.7)%
Filing and Regulatory	4,185	5,454	(23.3)%
Incorporation Costs	800	-	n/a

	Year Ended	Year Ended	Percentage
	November 30, 2008	November 30, 2007	Increase / (Decrease)
Management Fees	11,800	33,600	(64.9)%
Mineral Property Exploration Costs	-	9,500	(100)%
Office and Administrative	11,215	11,444	(2.0)%
Professional Fees	104,134	46,933	121.9%
Write-off of Mineral Property Costs	6,000	-	n/a
Total Expenses	$139,039	$108,384	28.3%

Professional fees during the fiscal year ended November 30, 2008 consist of accounting and legal fees incurred in connection with meeting our ongoing reporting requirements under the Exchange Act. The additional professional fees during the fiscal year ended November 30, 2008 primarily relate to costs incurred in connection with our acquisition of the Clisbako Property and the proposed acquisition of the Magellan Singapore Subsidiaries.

The decrease in management fees during the fiscal year ended November 30, 2008 as compared to the fiscal year ended November 30, 2007 is a result of our former executive officer and former director agreeing to cease charging his management services fee of $2,800 per month.

During the fiscal year ended November 30, 2008, we wrote off mineral property costs of $6,000 as a result of our decision to allow the Spelter Claim to lapse.

We anticipate our operating expenses will increase if we implement our exploration program on the Clisbako Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At	At	Percentage
	November 30, 2008	November 30, 2007	Increase / (Decrease)
Current Assets	$29,926	$4,141	622.7%
Current Liabilities	(199,605)	(10,919)	1,728.1%
Working Capital Surplus (Deficit)	$(169,679)	$(6,778)	2,403.4%

Cash Flows
	Year Ended	Year Ended
	November 30, 2008	November 30, 2007
Cash Flows used in Operating Activities	$(41,973)	$(91,037)
Cash Flows used in Investing Activities	(110,367)	(1,516)
Cash Flows from Financing Activities	178,500	-
Net Increase in Cash During Period	$26,160	$(92,553)

The increase in our working capital deficit at November 30, 2008 from November 30, 2007 is primarily a result of the fact that we had no sources of revenue during the period and that our total expenses increased during the year ended November 30, 2008.

During the fiscal year ended November 30, 2008, we received the following sources of financing:

(a)

A loan of $20,000 advanced by Kahala Financial Corp., a company controlled by our sole executive officer and one of our directors. This loan is unsecured, bears interest at a rate of 10% per annum and is due on demand.

(b)	A loan of $10,000 from a third party. The loan is unsecured, bears interest at 10% per annum and is due on demand.

(c)	The sale of 1,000,000 units at a price of $0.08 per unit for total proceeds of $80,000.

(d)	Proceeds of $67,500 in connection with our convertible note offering. As of the date of this Annual Report, we have not issued any securities under this convertible note offering.

Financing Requirements

As at November 30, 2008, we had cash on hand of $29,926. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

During the year ended November 30, 2008, our Board of Directors approved a private placement offering of up to 200 units (the “Units”) at a price of $2,500 per Unit. Each Unit is comprised of one $2,500, 10% convertible note (each a “Note”) and 10,000 share purchase warrants (each a “Warrant”). Each Note is due on October 31, 2010 and is convertible into shares of our common stock at a price of $0.15 per share. Each Warrant shall entitle the holder to purchase one (1) share of our common stock at a price of $0.25 per share for a one year period from the date of issue. The private placement offering of Units will be made to investors who are not “U.S. Persons” as defined in Regulation S. As of November 30, 2008, we had received proceeds of $67,500 under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements included under Item 8 of this Annual Report.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements:

Audited consolidated financial statements as of November 30, 2008, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as of November 30, 2008 and 2007;

3.	Consolidated Statements of Operations for the years ended November 30, 2008 and 2007 and for the cumulative period from inception on April 28, 2006 to November 30, 2008;

4.	Consolidated Statements of Cash Flows for the years ended November 30, 2008 and 2007 and for the cumulative period from inception on April 28, 2006 to November 30, 2008;

5.	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from inception on April 28, 2006 through November 30, 2008; and

6.	Notes to the Consolidated Financial Statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

To the Board of Directors and Stockholders of
Pengram Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Pengram Corporation as of November 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from April 28, 2006 (inception of exploration stage) to November 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pengram Corporation as of November 30, 2008 and 2007 and the results of its operations, stockholders equity and its cash flows for the years then ended, and for the period from April 28, 2006 (inception of exploration stage) to November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 11, 2009

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30
	2008	2007

ASSETS

Current
Cash	$29,926	$3,766
Deposits	-	375
Total Current Assets	29,926	4,141

Computer Equipment, net of depreciation (Note 3)	758	1,263

Advances (Note 8)	110,367	-

Mineral Property Acquisition Costs (Note 4)	-	6,000

Total Assets	$141,051	$11,404

LIABILITIES

Current
Accounts payable and accrued liabilities	$99,040	$10,919
Loans payable (Note 5)	32,065	-
Amount due to shareholder	1,000	-
Unit subscriptions received (Note 6)	67,500	-
Total Current Liabilities	199,605	10,919

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 6)
Authorized:
100,000,000 preferred stock with a par value of $0.001 per
share
100,000,000 common voting stock with a par value of $0.001
per share

Issued:
15,999,048 common shares as at November 30, 2008 and
14,999,048 as at November 30, 2007	15,999	14,999

Additional Paid-In Capital	157,282	113,982
Share Purchase Warrants	35,700	-
Accumulated Deficit During The Exploration Stage	(267,535)	(128,496)
Total Stockholders’ Equity (Deficiency)	(58,554)	485

Total Liabilities And Stockholders’ Equity (Deficiency)	$141,051	$11,404

The accompanying notes are an integral part of these consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEARS		APRIL 28
	ENDED		2006 TO
	NOVEMBER 30		NOVEMBER 30
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Depreciation expense	505	253	758
Consulting fees	400	1,200	2,350
Office and administrative	11,215	11,444	27,129
Incorporation costs	800	-	2,120
Management fees	11,800	33,600	56,600
Mineral property exploration costs	-	9,500	9,500
Professional fees	104,134	46,933	153,439
Filing and regulatory	4,185	5,454	9,639
Write-off of mineral property costs	6,000	-	6,000

Net Loss For The Period	$(139,039)	$(108,384)	$(267,535)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Common
Shares Outstanding	15,237,404	14,999,048

The accompanying notes are an integral part of these consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEARS		APRIL 28
	ENDED		2006 TO
	NOVEMBER 30		NOVEMBER 30
	2008	2007	2008

Cash (Used In) Operating Activities
Net loss for the period	$(139,039)	$(108,384)	$(267,535)
Adjustment for item not effecting cash:
Depreciation	505	253	758
Interest on loans payable	2,065	-	2,065
Write-off of mineral property costs	6,000	-	6,000
	(130,469)	(108,131)	(258,712)
Changes in non-cash operating working
capital items:
Deposits	375	(375)	-
Prepaid expenses	-	7,800	-
Accounts payable and accrued liabilities	88,121	9,854	99,040
Amounts due to related party	-	(185)	-
	(41,973)	(91,037)	(159,672)
Cash (Used In) Investing Activities
Advances	(110,367)	-	(110,367)
Mineral property acquisition costs	-	-	(6,000)
Purchase of computer equipment	-	(1,516)	(1,516)
	(110,367)	(1,516)	(117,883)
Cash Provided By Financing Activities
Unit subscriptions received	67,500	-	67,500
Issuance of common stock	80,000	-	208,981
Loans payable	30,000	-	30,000
Amount due to shareholder	1,000	-	1,000
	178,500	-	307,481

Increase (Decrease) In Cash	26,160	(92,553)	29,926

Cash, Beginning Of Period	3,766	96,319	-

Cash, End Of Period	$29,926	$3,766	$29,926

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM APRIL 28, 2006 (INCEPTION) TO NOVEMBER 30, 2008
(Stated in U.S. Dollars)

					DEFICIT
					ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
			PAID-IN	PURCHASE	EXPLORATION
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	TOTAL

June 19, 2006 – Stock issued
for cash at $0.001	9,000,000	$9,000	$-	$-	$-	$9,000
Stock issued for cash at $0.02
in private placement	5,999,048	5,999	113,982	-	-	119,981
Net loss for the period	-	-	-	-	(20,112)	(20,112)

Balance, November 30, 2006	14,999,048	14,999	113,982		(20,112)	108,869

Net loss for the year	-	-	-	-	(108,384)	(108,384)

Balance, November 30, 2007	14,999,048	14,999	113,982	-	(128,496)	485

September 4, 2008 – Units
issued for cash at $0.08	1,000,000	1,000	43,300	35,700	-	80,000

Net loss for the year	-	-	-	-	(139,039)	(139,039)

Balance, November 30, 2008	15,999,048	$15,999	$157,282	$35,700	$(267,535)	$(58,554)

The accompanying notes are an integral part of these consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Consolidated Financial Statements

These consolidated financial statements include the accounts of Pengram Corporation (“the Company”) and its wholly owned subsidiary, Magellan Acquisition Corp. (Nevada) (“the subsidiary company”). All intercompany balances have been eliminated.

Organization

The Company was incorporated in the State of Nevada, U.S.A., on April 28, 2006. The Company’s principal executive offices are in Bellingham, Washington, U.S.A. The Company’s year end is November 30.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $267,535 for the period from April 28, 2006 (inception) to November 30, 2008, and has no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2008.

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

	i)	Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2008, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Income Taxes

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
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

	o)	Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at November 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended November 30, 2008.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	p)	Recent Accounting Pronouncements

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

3.	COMPUTER EQUIPMENT

		2008		2007
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer Equipment	$1,516	$758	$758	$1,263

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY

During the period ended November 30, 2006, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Spelter” property) located in the Yellow Pine Mining District, Clark County, Nevada. The consideration was $6,000 cash (paid) on execution of the agreement.

During the year ended November 30, 2008, the Company abandoned and wrote off all costs incurred with respect to the Spelter property.

5.	LOANS PAYABLE

On December 19, 2007, the Company entered into a promissory note whereby they borrowed $20,000. The note is unsecured, is repayable on demand and bears interest at 10% per annum, payable annually. As at November 30, 2008, a total of $1,901 has been accrued as interest payable on the loan. During the year ended November 30, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

On October 1, 2008, the Company received a loan from an arm’s length party of $10,000. The loan is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at November 30, 2008, a total of $164 has been accrued as interest payable on the loan.

6.	CAPITAL STOCK

	a)	Common Stock

On June 19, 2006, the Company issued 9,000,000 common shares to the Company’s founder at a price of $0.001 per share.

Pursuant to a private placement, the Company issued 5,999,048 common shares at a price of $0.02 per share.

During the year ended November 30, 2008, the Company received $80,000 from completing a private placement of 1,000,000 units at a price of $0.08 per unit. Each unit was comprised of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the subscriber to purchase one share of the Company’s common stock for a period expiring two years from the date of issue at an exercise price of $0.10 per share.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

	a)	Common Stock (Continued)

During the year ended November 30, 2008, the Company received $67,500 towards an offering of up to 200 units at a price of $2,500 per unit. Each unit will be comprised on one $2,500, 10% convertible note and 10,000 share purchase warrants. The convertible notes will be due on October 31, 2010, will bear interest at 10% per annum payable annually and may be converted into such number of shares of the Company’s common stock as shall be equal to the principal amount of the convertible note to be converted divided by $0.15. Each warrant will entitle the subscriber to purchase one share of the Company’s common stock for a period expiring two years from the date of issue at an exercise price of $0.25 per share.

	b)	Share Purchase Warrants

As at November 30, 2008, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF	EXERCISE	EXPIRY
WARRANTS	PRICE	DATE
1,000,000	$0.10	September 4, 2010
1,000,000

A summary of changes in share purchase warrants for the years ended November 30, 2008 and 2007 is presented below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	WARRANTS	PRICE

Balance, November 30, 2006 and 2007	-	$-

Issued	1,000,000	0.10

Balance, November 30, 2008	1,000,000	$0.10

The fair value of the warrants issued during the year for services was measured at the award date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 4.90%; expected volatility of 162% and a term of 0.75 years.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

	c)	Stock Options

As at November 30, 2008, the Company does not have an incentive stock option plan.

7.	RELATED PARTY TRANSACTIONS

During the year ended November 30, 2008, the Company paid management fees for services performed in the amount of $2,800 (2007 - $33,600) to a former director and paid or accrued a total of $9,000 (2007 - $Nil) to members of the subsidiary company’s board of directors.

As at November 30, 2008, there was a total of $6,000 owing to related parties (2007 - $Nil) other than as stated in note 5.

8.	ADVANCES

The Company entered into a letter of intent dated August 6, 2008 with Magellan Copper and Gold PLC (“Magellan”) to acquire 100% of the issued and outstanding shares of Magellan Resources PTE Ltd. and St. Anthony Resources PTE Ltd. (“Magellan Subsidiaries”). Consideration for the transaction will consist of the following:

  Issuance of up to 47,000,000 shares of the Company

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

On December 15, 2008, the Company entered into an agreement with Solfotara Minerals Corp., a private Canadian company, whereby they would transfer their option to acquire the Magellan Subsidiaries for consideration as follows:

1.	$20,000 cash payment within three days of the agreement date;
2.	$30,000 note receivable due March 15, 2009 and free of interest;
3.	$50,000 note receivable due June 15, 2009 and free of interest; and
4.	250,000 shares of common stock

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

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

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	2008	2007
Computed expected (benefit of) income taxes	$(47,000)	$(37,000)
Increase in valuation allowance	47,000	37,000
Income tax provision	$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2008	2007
Operating loss carryforward	$274,000	$135,000
Statutory tax rate	34%	34%
Deferred income tax assets	93,000	46,000
Valuation allowance	(93,000)	(46,000)
Net deferred tax assets	$-	$-

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

10.	INCOME TAX

c)

The Company has incurred operating losses of approximately $268,000 which, if unutilized, will expire in 2028. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $6,000 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARD
		EXPIRATION
	AMOUNT	DATE

2008	$139,000	2028
2007	109,000	2027
2006	26,000	2026

Total income tax operating loss carry forward	$274,000

11.	SUBSEQUENT EVENTS

Except as disclosed elsewhere in these consolidated financial statements, the following are significant events subsequent to November 30, 2008:

	a)	On December 15, 2008, the Company incorporated a wholly owned subsidiary, Clisbako Minerals Inc., in the state of Nevada.

b)

On December 16, 2008, the Company entered into a purchase agreement to acquire an undivided 100% interest in a group of ten mineral claims (collectively known as the “Bako” claims) located in the Cariboo Mining Division of British Columbia, Canada. Consideration for the claims will be 2,000,000 shares of the Company’s common stock and the issuance to the vendor of a promissory note in the amount of CDN$70,000 payable June 30, 2009. The note will be unsecured and free of interest.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 15, 2007, our Board of Directors appointed Williams & Webster, P.S., Certified Public Accountants, of 601 W. Riverside Avenue, Suite 1940, Spokane, WA 99201 (“Williams & Webster”) as our new independent registered public accounting firm following the resignation of Telford Sadovnick, P.L.L.C. (“Telford Sadovnick”), as discussed below. Prior to its appointment as independent accountants, we did not consult Williams & Webster on any of the matters referenced in Item 304(a)(2) of Regulation S-K.

On October 24, 2007, we received notice that Telford Sadovnick resigned as our auditors. Telford Sadovnick stated that they were resigning as our independent auditor due to the fact that Telford Sadovnick had withdrawn its registration with the Public Company Accountability Oversight Board and is no longer able to audit US issuers.

Telford Sadovnick’s report on our financial statements for the period from April 28, 2006 (inception) to November 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

During the period from April 28, 2006 (inception) to November 30, 2006 and any subsequent interim period up to and including the date of resignation, there were no disagreements between us and Telford Sadovnick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Telford Sadovnick, would have caused them to make reference to the subject matter of the disagreement in connection with their report for the financial statements for the period from April 28, 2006 (inception) to November 30, 2006 and any subsequent interim period up to and including the date of Telford Sadovnick’s resignation.

ITEM 9AT.           CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of November 30, 2008, the Company did not have an audit committee. There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Williams & Webster, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2008.

Changes in Internal Controls

During the year ended November 30, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our officers and directors as of the date hereof:

Name	Age	Position

Richard W. Donaldson	70	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Bryan H. Wilson	58	Director

Set forth below is a brief description of the background and business experience of our executive officer and directors:

Richard W. Donaldson was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and as a member of our Board of Directors on May 2, 2008. Mr. Donaldson is a self employed business consultant, involved in corporate management reorganizations, mergers and acquisitions for over 25 years. Mr. Donaldson is a former director and officer of numerous private and public companies, including Noront Resources Ltd., Aiviv Ventures Inc., Cherokee Minerals Corp., Canzona Minerals, Inc. and Renox Creek Petroleum Corp.

Bryan H. Wilson was appointed as a member of our Board of Directors on December 19, 2008. Mr. Wilson has worked in the fields of mining exploration and development for 18 years and financial services for 12 years. He has filled various roles such as Project Geologist/Manager for Shell Canada; Consultant, Financial Advisor for Scotia McLeod; Mining Analyst for C.M. Oliver; and Corporate Finance Specialist for Dominick & Dominick and Thames Capital. Mr. Wilson is currently the President, CEO and director of St. Genevieve Resources Ltd. (SGVL-CNQ, STGIF-OTCBB), a mining exploration and development company. Mr. Wilson is also the CEO, President and Director of Gee-Ten Resources Inc., a mineral exploration company quoted on the TSX Venture Exchange. Since September 1999, Mr. Wilson has acted as a director of Spider Resources Inc. (SPQ-TSX.V). Mr. Wilson served as the President and Treasurer of Canyon Copper Corp. (CYOO-OTCBB) from May 30, 2006 to November 7, 2007 and has served as a member of its Board of Directors since March 6, 2006.

Term of Office

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our sole executive officer and our directors.

Committees of the Board of Directors

Our board of directors does not maintain a separately-designated standing audit committee. As a result, our entire board of directors acts our audit committee. Neither Mr. Donaldson nor Mr. Wilson meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007, filed on March 6, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, we believe that during the year ended November 30, 2008, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Richard W. Donaldson,	One	One	None
CEO, CFO, President, Secretary, Treasurer and Director
Bernie J. Hoing,	One	One	None
Former CEO, Former CFO, Former President, Former
Secretary, Former Treasurer and Former Director

ITEM 11.           EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers as that term is defined in Item 402(m)(2) of Regulation S-K, during our fiscal years ended November 30, 2008 and 2007:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Richard W. Donaldson(1) CEO, CFO, President, Secretary, Treasurer, Director & Director of MAC	2008 2007	- -	- -	- -	- -	- -	- -	3,000 -	3,000 -
Don Archibald(2) Director of MAC	2008 2007	- -	- -	- -	- -	- -	- -	3,000 -	3,000 -
David K. Ryan(3) Director of MAC and sole officer and director of Clisbako	2008 2007	- -	- -	- -	- -	- -	- -	3,000 -	3,000 -

Bernie J. Hoing(4) Former Executive Officer & Former Director	2008 2007	- -	- -	- -	- -	- -	- -	2,800 33,600	2,800 33,600
Notes:
(1)

Mr. Donaldson was appointed as our CEO, CFO, President, Secretary, Treasurer and Director on May 2, 2008. Commencing September 1, 2008, we have accrued $1,000 per month for Mr. Donaldson acting as a director of Magellan Acquisition Corp. (“MAC”), our wholly owned subsidiary.

(2)	Mr. Archibald serves as a director of MAC. Commencing September 1, 2008, we have accrued $1,000 per month for Mr. Archibald acting as a director of MAC.
(3)	Mr. Ryan serves as a director of MAC. Commencing September 1, 2008, Mr. Ryan has been paid $1,000 per month for acting as a director of MAC.
(4)	Mr. Hoing resigned as our President, Secretary, Treasurer and Director on May 2, 2008. Pursuant to a verbal agreement, we paid Mr. Hoing management fees of $2,800 per month.

Outstanding Equity Awards At Fiscal Year-End

We have not issued any outstanding equity awards since our inception.

Compensation of Directors

On December 19, 2008, Bryan Wilson was appointed as a member of our Board of Directors. As of the date of this Annual Report, we have no compensation arrangements with Mr. Wilson.

Employment Contracts

Other than as described above, we have no employment contracts, termination of employment or change-incontrol arrangements with our executive officers and directors.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 27, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Richard W. Donaldson Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	8,000,000 (direct)	44.4%
Common Stock	Bryan H. Wilson Director	Nil	Nil
Common Stock	All Officers and Directors as a Group (2 persons)	8,000,000	44.4%
5% STOCKHOLDERS
Common Stock	Richard W. Donaldson Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director P.O. Box 230, Town Plaza Leeward Highway, Providenciales Turks & Caicos Islands, BWI	8,000,000 (direct)	44.4%
Common Stock	Bako Resources Inc. Suite 930, 650 W. Georgia St. Vancouver, BC V6B 4N8	2,000,000 (direct)	11.1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 27, 2009. As of February 27, 2009, there were 17,999,048 shares of our common stock issued and outstanding.

Change In Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, none of the following persons has, in the last two fiscal years, had any material interest, director or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

(a)	any director or officer;

(b)	any proposed nominee for election as a director;

(c)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock;

(d)	any promoters; or

(e)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

On December 16, 2008, we entered into a purchase agreement (the “Purchase Agreement”) with Bako Resources Inc. (“Bako”), a British Columbia company. Under the terms of the Purchase Agreement, our wholly owned British Columbian subsidiary, Clisbako Minerals Inc., acquired a 100% interest in ten mineral claims located 125 kilometers west of Quesnel, British Columbia, Canada (the “Clisbako Property”). In consideration of the Clisbako Property we agreed to issue to Bako 2,000,000 shares of our common stock and a non-interest bearing promissory note in the amount of CDN $70,000 payable on June 30, 2009.

As at November 30, 2008, we were indebted to Kahala Financial Corp., a company controlled by Richard W. Donaldson, our sole executive officer and a director, in the principal amount of $20,000. The loan is unsecured, bears interest at a rate of 10% per annum and is due on demand.

Director Independence

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also or has been an executive officer or employee of the corporation. In applying the definition, we have determined that Bryan H. Wilson is our sole independent director. Mr. Donaldson does not qualify as an independent member of our Board of Directors.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended November 30, 2008	Year Ended November 30, 2007
Audit Fees	$22,900	$5,000
Audit-Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$22,900	$5,000

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Specimen Stock Certificate.(1)
10.1	Purchase Agreement dated June 16, 2006 between Kimberly Sinclair and the Company.(1)
10.2	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)
10.3	Purchase Agreement dated December 15, 2008 among Solfotara Mining Corp., Magellan Copper and Gold plc and Magellan Acquisition Corp.(4)
10.4	Purchase Agreement dated December 16, 2008 between Bako Resources Inc. and the Company.(4)
14.1	Code of Ethics.(3)
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENGRAM CORPORATION

Date:	March 13, 2009	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 13, 2009	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)
Director

Date:	March 13, 2009	By:	/s/ Bryan H. Wilson
BRYAN H. WILSON
Director