Form 10-Q
period 2009-02-28
PENGRAM CORP
filed 2009-04-20
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 16, 2009, the Issuer had 53,997,144 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2009 are not necessarily indicative of the results that can be expected for the year ending November 30, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Pengram” and the “Company” mean Pengram Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PENGRAM CORPORATION
(An Exploration Stage Company)

FIRST QUARTER CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 28	NOVEMBER 30
	2009	2008

ASSETS

Current
Cash	$11,383	$29,926
Deposits	15,000	-
Total Current Assets	26,383	29,926

Computer Equipment, net of depreciation (Note 3)	632	758
Mineral Property Acquisition Costs (Note 4)	356,600	-
Advances (Note 8)	80,000	110,367
Marketable Securities (Note 8)	10,367	-

Total Assets	$473,982	$141,051

LIABILITIES

Current
Accounts payable and accrued liabilities	$118,661	$99,040
Amount due to shareholder	1,000	1,000
Promissory note payable (Note 4)	55,575	-
Loans payable (Note 5)	32,806	32,065
Unit subscriptions received (Note 6)	85,000	67,500
Total Current Liabilities	293,042	199,605

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 6)
Authorized:
100,000,000 preferred stock with a par value of $0.001 per
share
300,000,000 common voting stock with a par value of $0.001
per share

Issued:
53,997,144 common shares as at February 28, 2009 and
47,997,144 as at November 30, 2008	53,997	47,997

Additional Paid-In Capital	419,284	125,284
Share Purchase Warrants	35,700	35,700
Accumulated Deficit During The Exploration Stage	(328,041)	(267,535)
Total Stockholders’ Equity (Deficiency)	180,940	(58,554)

Total Liabilities And Stockholders’ Equity (Deficiency)	$473,982	$141,051

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 28
	ENDED	ENDED	2006 TO
	FEBRUARY 28	FEBRUARY 29	FEBRUARY 28
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Consulting fees	-	300	2,350
Depreciation expense	126	126	884
Filing and regulatory	190	300	9,829
Incorporation costs	1,262	-	3,382
Management fees	9,000	2,800	65,600
Mineral property exploration costs	3,066	-	12,566
Office and administrative	3,278	1,302	30,407
Professional fees	43,584	13,572	197,023
Write-off of mineral property costs	-	-	6,000

Net Loss For The Period	$(60,506)	$(18,400)	$(328,041)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	53,641,588	44,997,144

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 28
	ENDED	ENDED	2006 TO
	FEBRUARY 28	FEBRUARY 29	FEBRUARY 28
	2009	2008	2009

Cash (Used In) Operating Activities
Net loss for the period	$(60,506)	$(18,400)	$(328,041)
Adjustment for item not effecting cash:
Depreciation	126	126	884
Foreign exchange	(3,649)	40	(1,362)
Accrued interest payable	3,437	395	5,502
Write-off of mineral property costs	-	-	6,000
	(60,592)	(17,839)	(317,017)
Changes in non-cash operating working capital items:
Deposits	(15,000)	375	(15,000)
Accounts payable and accrued liabilities	19,549	3,237	116,302
	(56,043)	(14,227)	(215,715)
Cash (Used In) Investing Activities
Advances	20,000	-	(90,367)
Mineral property acquisition costs	-	-	(6,000)
Purchase of computer equipment	-	-	(1,516)
	20,000	-	(97,883)
Cash Provided By Financing Activities
Unit subscriptions received	17,500	-	85,000
Issuance of common stock	-	-	208,981
Loans payable	-	20,000	30,000
Amount due to shareholder	-	-	1,000
	17,500	20,000	324,981

Increase (Decrease) In Cash	(18,543)	5,773	11,383

Cash, Beginning Of Period	29,926	3,766	-

Cash, End Of Period	$11,383	$9,539	$11,383

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing And Investing Activities
Shares received from Solfotara Minerals Corp.
(Note 8)	$10,367	$-	$10,367
Shares issued for mineral property acquisition costs
(Note 4)	$300,000	$-	$300,000
Convertible note payable for mineral property
acquisition costs (Note 4)	$56,600	$-	$56,600

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments, all of which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the interim consolidated financial position of Pengram Corporation (“the Company”) and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2008. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended November 30, 2008, has been omitted. The results of operations for the three month period ended February 28, 2009 are not necessarily indicative of results for the entire fiscal year ending November 30, 2009.

Consolidated Financial Statements

These consolidated financial statements include the accounts of Pengram Corporation (“the Company”) and its wholly owned subsidiaries, Magellan Acquisition Corp. (Nevada) (“MAC”) and Clisbako Minerals Inc. (British Columbia) (“CMI”). All intercompany balances have been eliminated.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)

1.		BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Forward Stock Split

Subsequent to the period ended February 28, 2009, the Company completed a three-for-one forward stock split of their common stock. The Company’s authorized common stock was increased from 100,000,000 shares with a par value of $0.001 per share to 300,000,000 shares with a par value of $0.001. Share and per share dates (except par value) for the periods presented have been adjusted to reflect the effects of this stock split.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $328,041 for the period from April 28, 2006 (inception) to February 28, 2009, and has no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Exploration Stage Enterprise

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests (Continued)

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

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2009.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Foreign Currency Translation

The Company’s functional currency is the US dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

	h)	Use of Estimates

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	k)	Impairment of Long-Lived Assets

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Environmental Protection and Reclamation Costs (Continued)

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

The Company measured their marketable securities using Level 3 fair value assumptions as at February 28, 2009. The fair value of the common shares received (see Note 8) was determined as the difference between the Company’s cash advances paid and the cash advances to be recovered from Solfotara Minerals Corp. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended February 28, 2009.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)

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

3.	COMPUTER EQUIPMENT

	FEBRUARY 28			NOVEMBER 30
	2009			2008
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer Equipment	$1,516	$884	$632	$758

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)

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

On December 16, 2008, the Company entered into a purchase agreement to acquire an undivided 100% interest in a group of ten mineral claims (collectively known as the “Bako” claims) located in the Cariboo Mining Division of British Columbia, Canada. Consideration for the claims was 6,000,000 shares (issued – see Note 6(a)) of the Company’s common stock and the issuance to the vendor of a promissory note in the amount of CDN$70,000 payable June 30, 2009. Once issued, the promissory note will be unsecured and free of interest.

5.	LOANS PAYABLE

On December 19, 2007, the Company entered into a promissory note whereby they borrowed $20,000. The note is unsecured, is repayable on demand and bears interest at 10% per annum, payable annually. As at February 28, 2009, a total of $2,395 has been accrued as interest payable on the loan. During the year ended November 30, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

On October 1, 2008, the Company received a loan from an arm’s length party of $10,000. The loan is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at February 28, 2009, a total of $411 has been accrued as interest payable on the loan.

6.	CAPITAL STOCK

	a)	Common Stock

On June 19, 2006, the Company issued 27,000,000 common shares to the Company’s founder (9,000,000 pre-stock split shares at a price of $0.001 for gross proceeds of $9,000).

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)

6.	CAPITAL STOCK (Continued)

	a)	Common Stock (Continued)

Pursuant to a private placement, the Company issued 17,997,144 common shares (5,999,048 pre-stock split shares at a price of $0.02 for gross proceeds of $120,000).

During the year ended November 30, 2008, the Company received $80,000 from completing a private placement of 3,000,000 units (1,000,000 pre-stock split units at a price of $0.08 per unit). Each unit was comprised of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the subscriber to purchase one share of the Company’s common stock for a period expiring two years from the date of issue at an exercise price of $0.033 per share.

During the year ended November 30, 2008, the Company received $67,500 towards an offering of up to 600 units at a price of $833 per unit. During the period ended February 28, 2009, the Company received an additional $17,500 towards these units. Each unit will be comprised of one $833, 10% convertible note and 30,000 share purchase warrants. The convertible notes will be due on October 31, 2010, will bear interest at 10% per annum payable annually and may be converted into such number of shares of the Company’s common stock as shall be equal to the principal amount of the convertible note to be converted divided by $0.05. Each warrant will entitle the subscriber to purchase one share of the Company’s common stock for a period expiring two years from the date of issue at an exercise price of $0.083 per share.

During the period ended February 28, 2009, the Company issued 6,000,000 shares pursuant to a mineral property purchase agreement (see Note 4). The Company recorded these shares at a price of $0.05 per share for a total value of $300,000.

	b)	Share Purchase Warrants

As at February 28, 2009, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF	EXERCISE	EXPIRY
WARRANTS	PRICE	DATE
3,000,000	$ 0.033	September 4, 2010
3,000,000

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)

6.	CAPITAL STOCK (Continued)

	b)	Share Purchase Warrants (Continued)

A summary of changes in share purchase warrants for the years ended November 30, 2008 and 2007and the period ended February 28, 2009 is presented below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	WARRANTS	PRICE

Balance, November 30, 2006 and 2007	-	$-

Issued	3,000,000	0.033

Balance, November 30, 2008 and February 28, 2009	3,000,000	$0.033

The fair value of the warrants issued during the year ended November 30, 2008 for services was measured at the award date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 4.90%; expected volatility of 162% and a term of 0.75 years.

c)	Stock Options

As at February 28, 2009, the Company does not have an incentive stock option plan.

7.	RELATED PARTY TRANSACTIONS

During the period ended February 28, 2009, the Company paid management fees for services performed in the amount of $Nil (2008 - $2,800) to a former director and paid or accrued a total of $9,000 (2008 - $Nil) to the board of directors of MAC.

As at February 28, 2009, the total amount owing to related parties was $6,000 (2008 - $Nil), other than the loan payable amount stated in note 5.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)

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

On December 15, 2008, the Company entered into an agreement with Solfotara Minerals Corp., a private Canadian company, whereby the Company would transfer their option to acquire the Magellan Subsidiaries for consideration as follows:

1.	$20,000 cash payment within three days of the agreement date (received in February 2009);
2.	$30,000 note receivable due March 15, 2009 and free of interest;
3.	$50,000 note receivable due June 15, 2009 and free of interest; and
4.	250,000 shares of common stock (received in February 2009).

The total value attributed to the common stock received from Solfotara Minerals Corp. was $10,367, or approximately $0.04 per share.

Subsequent to the period ended February 28, 2009, the Company and the vendor verbally amended the terms as follows:

1.	$30,000 note receivable due March 15, 2009 is now due April 15, 2009;
2.	$50,000 note receivable due June 15, 2009 is now due July 15, 2009;

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)

10.	SUBSEQUENT EVENTS

Other than disclosed elsewhere in the financial statements, the Company had the following event occurring subsequent to the period ended February 28, 2009:

	1.	The Company received an additional $47,500 towards the convertible note offering as described in Note 6(a).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II - Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934.

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

Prior to our acquisition of the Clisbako Property, we had entered into a letter of intent dated August 6, 2008 with Magellan Copper and Gold plc (“Magellan”) pursuant to which we intended to acquire Magellan Resources Pte Ltd. and St. Anthony Resources Pte Ltd. (collectively, the “Magellan Singapore Subsidiaries”). In connection with the Letter of Intent, we advanced an aggregate of $110,367 to Magellan (the “Advances”). However, on December 17, 2008, we relinquished any rights that we may have had to acquire the Magellan Singapore Subsidiaries pursuant to the terms of a purchase agreement dated for reference as of December 15, 2008 with Solfotara Mining Corp. (“Solfotara”), Magellan and Magellan Acquisition Corp. (“MAC”), our wholly owned subsidiary. Under the terms of this purchase agreement, Solfotara issued 250,000 of its shares (the “Shares”) to MAC and agreed to repay the Advances to MAC as follows: (i) $20,000 within three days of signing the agreement (which amount has been paid); (ii) $30,000 on April 15, 2009; and (iii) $50,000 on July 15, 2009. In consideration of the Shares and the above payments, we relinquished any rights that we may have had to acquire Magellan Singapore Subsidiaries and assigned to Solfotara our right to be repaid the Advances.

We are actively reviewing other gold potential mineral properties for future acquisition.

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Annual Report on Form 10-K with the SEC, we experienced the following corporate developments:

1.

Effective April 13, 2009, we amended our Articles of Incorporation in accordance with Article 78.207 of Chapter 78 of the Nevada Revised Statutes by increasing our issued and authorized common stock on a three-for-one basis. Accordingly, our authorized capital of common stock increased from 100,000,000 shares to 300,000,000 shares of common stock, $0.001 par value per share, and our issued and outstanding shares of common stock were increased correspondingly on a three-for-one basis. As a result of the forward split, the number of shares of common stock outstanding was increased correspondingly from 17,999,048 to 53,997,144.

2.	Effective April 13, 2009, as a result of the three-for-one forward split, our trading symbol changed from “PGRM” to “PNGM”.

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to implement our exploration program on the Clisbako Property in order to assess whether it possesses mineral reserves capable of commercial extraction. We have not, nor has any predecessor, identified any commercially exploitable reserves on our mineral properties.

Phase I of our exploration program is expected to be commenced in the third quarter of 2009. However, we will require additional financing in order to complete Phase I of our exploration program. If we are able to obtain additional financing, Phase I of our exploration program on the Clisbako Property will involve soil geochemical surveys, prospecting, mapping and geophysics in order to define the Bari 1 and Bari 2 zones. We anticipate that Phase I will cost approximately CDN $122,000 ($95,319).

As at February 28, 2009, we had cash on hand of approximately $11,383. Accordingly, we have insufficient cash on hand to proceed with our exploration program of the Clisbako Property and we will require additional financing in order to proceed with our exploration program. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

First Quarter Summary

	Three Months Ended	Three Months Ended	Percentage
	February 28, 2009	February 29, 2008	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(60,506)	(18,400)	228.8%
Net Income (Loss)	$(60,506)	$(18,400)	228.8%

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

Expenses

Our operating expenses for the three months ended February 28, 2009 and February 29, 2008 consisted of the following:

	Three Months Ended	Three Months Ended	Percentage
	February 28, 2009	February 29, 2008	Increase / (Decrease)
Depreciation Expense	$126	$126	n/a
Consulting Fees	-	300	(100)%
Filing and Regulatory	190	300	(36.7)%
Incorporation Costs	1,262	-	n/a
Management Fees	9,000	2,800	221.4%
Mineral Property	3,066	-	n/a
Exploration Costs
Office and Administrative	3,278	1,302	151.8%
Professional Fees	43,584	13,572	221.1%
Total Operating Expenses	$60,506	$18,400	228.8%

Professional fees during the quarter ended February 28, 2009 consist of accounting and legal fees incurred in connection with meeting our ongoing reporting requirements under the Exchange Act. The additional professional fees during the quarter ended February 29, 2008 primarily relate to costs incurred in connection with our acquisition of the Clisbako Property and the filing of our Annual Report on Form 10-K.

Management fees relate to fees accrued to the directors of MAC, our wholly owned subsidiary.

We anticipate our operating expenses will increase if we implement our exploration program on the Clisbako Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At February 28, 2009	At November 30, 2008	Increase / (Decrease)
Current Assets	$26,383	$29,926	(11.8)%
Current Liabilities	(293,042)	(199,605)	(46.8)%
Working Capital (Deficit)	$(266,659)	$(169,679)	(57.2)%

Cash Flows
	Three Months Ended	Three Months Ended
	February 28, 2009	February 29, 2008
Cash Flows (Used In) Operating Activities	$(56,043)	$(14,227)
Cash Flows (Used in) Investing Activities	20,000	-
Cash Flows From Financing Activities	17,500	20,000
Net Increase (Decrease) In Cash During Period	$(18,543)	$5,773

The increase in our working capital deficit at February 28, 2009 from our year ended November 30, 2008 is a result of: (i) an increase of accounts payable as a result of an increase in our total expenses; and (ii) the recording of a payable of $55,575 in connection with our acquisition of the Clisbako Property.

Future Financings

As at February 28, 2009, we had cash on hand of $11,383. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

On August 27, 2008, our Board of Directors has approved a private placement offering of up to 200 pre-split units (the “Units”) at a price of $2,500 per pre-split Unit for total proceeds of $500,000. As a result of the three-for-one forward split on April 13, 2009, each Unit will now be comprised of one $833, 10% convertible note (each a “Note”) and 30,000 share purchase warrants (each a “Warrant”). Each Note is due on October 31, 2010 and is convertible into shares of our common stock at a price of $0.05 per share. Each Warrant shall entitle the holder to purchase one (1) share of our common stock at a price of $0.083 per share for a one year period from the date of issue. The private placement offering of Units will be made to investors who are not “U.S. Persons” as defined in Regulation S. As of February 28, 2009, we had received proceeds of $85,000 under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended November 30, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 13, 2009.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of February 28, 2009, we did not have an audit committee. There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period- end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in Internal Controls

As of the Evaluation Date, there were no changes in our internal control over financial that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 28, 2009, we had cash on hand in the amount of $11,383 and a working capital deficit of $266,659. Our plan of operation calls for significant expenses in connection with the exploration and development of the Clisbako Property. On August 27, 2008, our Board of Directors has approved a private placement offering of up to 200 pre-split units (the “Units”) at a price of $2,500 per pre-split Unit for total proceeds of $500,000. As a result of the three-for-one forward split on April 13, 2009, each Unit will now be comprised of one $833, 10% convertible note (each a “Note”) and 30,000 share purchase warrants (each a “Warrant”). Each Note is due on October 31, 2010 and is convertible into shares of our common stock at a price of $0.05 per share. Each Warrant shall entitle the holder to purchase one (1) share of our common stock at a price of $0.083 per share for a one year period from the date of issue. The private placement offering of Units will be made to investors who are not “U.S. Persons” as defined in Regulation S. There is no assurance that the private placement offering or any part of it will be completed. Obtaining additional financing would be subject to a number of factors outside of our control, including market conditions and additional costs and expenses that might exceed current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case we will be unable to complete our plan of operation on the Clisbako Property.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $328,041 for the period from our inception on April 28, 2006 to February 28, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Williams & Webster, P.S., Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in us is suitable.

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

We have no mineral reserves. If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our properties, our production capability is subject to further risks including:

-

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

-	Availability and costs of financing;
-	Ongoing costs of production; and
-	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near our mineral properties, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

Even if we discover proven reserves of precious metals on our mineral properties, we may not be able to successfully commence commercial production.

Our mineral properties do not contain any known bodies of ore. If our exploration programs are successful in discovering proven reserves on our mineral properties, we will require additional funds in order to place the mineral properties into commercial production. The expenditures to be made by us in the exploration of mineral properties in all probability will be lost as it is an extremely remote possibility that the mineral claims will contain proven reserves. If our exploration programs are successful in discovering proven reserves, we will require additional funds in order to place the mineral properties into commercial production. The funds required for commercial mineral production can range from several millions to hundreds of millions. We currently do not have sufficient funds to place our mineral claims into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for gold and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Because we will need additional financing to fund our exploration activities there is substantial doubt about our ability to continue as a going concern. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

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

Our common shares are quoted on the OTC Bulletin Board under the symbol "PNGM.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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

None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.            OTHER INFORMATION.

Amendments To Articles Of Incorporation

Effective April 13, 2009, we amended our Articles of Incorporation in accordance with Article 78.207 of Chapter 78 of the Nevada Revised Statutes by increasing our issued and authorized common stock on a three-for-one basis. Accordingly, our authorized capital of common stock has been increased from 100,000,000 shares to 300,000,000 shares of common stock, $0.001 par value per share, and our issued and outstanding shares were increased correspondingly on a three-for-one basis.

As a result of the forward split, the number of shares of common stock outstanding was increased correspondingly from 17,999,048 shares to 53,997,144 shares.

New Stock Symbol

Effective April 13, 2009, as a result of the 3-for-1 forward split our trading symbol has been changed from "PGRM" to “PNGM”.

ITEM 6.            EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(5)

3.3	Bylaws, as amended.(1)

4.1	Specimen Stock Certificate.(1)

10.1	Purchase Agreement dated June 16, 2006 between Kimberly Sinclair and the Company.(1)

10.2	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)

10.3	Purchase Agreement dated December 15, 2008 among Solfotara Mining Corp., Magellan Copper and Gold plc and Magellan Acquisition Corp.(4)

10.4	Purchase Agreement dated December 16, 2008 between Bako Resources Inc. and the Company.(4)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics.(3)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2008.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENGRAM CORPORATION

Date:	April 20, 2009	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)