Form 10-Q
period 2009-05-31
PENGRAM CORP
filed 2009-07-15
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 8, 2009, the Issuer had 54,147,144 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended May 31, 2009 are not necessarily indicative of the results that can be expected for the year ending November 30, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Pengram” and the “Company” mean Pengram Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PENGRAM CORPORATION
(An Exploration Stage Company)

SECOND QUARTER CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	NOVEMBER 30
	2009	2008

ASSETS

Current
Cash	$18,738	$29,926
Marketable securities (Note 10)	10,367	-
Notes receivable (Note 10)	80,000	-
Total Current Assets	109,105	29,926

Computer Equipment, net of depreciation (Note 3)	506	758
Mineral Property Acquisition Costs (Note 4)	394,100	-
Advances (Note 10)	-	110,367

Total Assets	$503,711	$141,051

LIABILITIES

Current
Accounts payable and accrued liabilities	$105,634	$93,040
Amounts due to related parties	12,000	6,000
Amount due to shareholder	1,920	1,000
Promissory note payable (Note 4)	55,575	-
Promissory note payable to related party (Note 5)	22,899	21,901
Loan payable (Note 6)	10,663	10,164
Convertible notes (Note 8)	8,808	-
Unit subscriptions received (Note 8)	-	67,500
Total Current Liabilities	217,499	199,605

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 7)
Authorized:
100,000,000 preferred stock with a par value of $0.001 per
share
300,000,000 common voting stock with a par value of $0.001
per share

Issued:
53,997,144 common shares as at May 31, 2009 and
47,997,144 as at November 30, 2008	53,997	47,997

Additional Paid-In Capital	538,414	125,284
Commitment To Issue Common Shares (Note 12)	37,500	-
Share Purchase Warrants	54,070	35,700
Accumulated Deficit During The Exploration Stage	(397,769)	(267,535)
Total Stockholders’ Equity (Deficiency)	286,212	(58,554)

Total Liabilities And Stockholders’ Equity (Deficiency)	$503,711	$141,051

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE		SIX		INCEPTION
	MONTHS		MONTHS		APRIL 28
	ENDED		ENDED		2006 TO
	MAY 31		MAY 31		MAY 31
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	-	100	-	400	2,350
Depreciation expense	126	127	252	253	1,010
Filing and regulatory	2,560	1,827	2,750	2,127	12,389
Finance charges	7,659	-	7,659	-	7,659
Incorporation costs	-	-	1,262	-	3,382
Management fees	9,000	-	18,000	2,800	74,600
Mineral property
exploration costs	6,662	-	9,728	-	19,228
Office and
administrative	9,143	1,911	12,421	3,213	39,550
Professional fees	34,578	17,123	78,162	30,695	231,601
Write-off of mineral
property costs	-	-	-	-	6,000

Net Loss For The Period	$(69,728)	$(21,088)	$(130,234)	$(39,488)	$(397,769)

Basic And Diluted Loss
Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number Of Common
Shares Outstanding	53,997,144	44,997,144	53,821,320	44,997,144

The accompanying condensed notes are an integral part of these interim consolidated financial statements

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	SIX		INCEPTION
	MONTHS		APRIL 28
	ENDED		2006 TO
	MAY 31		MAY 31
	2009	2008	2009

Cash (Used In) Operating Activities
Net loss for the period	$(130,234)	$(39,488)	$(397,769)
Adjustment for items not effecting cash:
Depreciation	252	253	1,010
Finance charges on convertible notes	7,659	-	7,659
Foreign exchange	(1,025)	-	(1,025)
Accrued interest payable	6,762	899	8,827
Write-off of mineral property costs	-	-	6,000
Changes in non-cash operating working capital items:
Deposits	-	375	-
Accounts payable and accrued liabilities	14,478	17,331	113,518
	(102,108)	(20,630)	(261,780)
Cash Provided By (Used In) Investing Activities
Advances	20,000	-	(90,367)
Mineral property acquisition costs	-	-	(6,000)
Purchase of computer equipment	-	-	(1,516)
	20,000	-	(97,883)
Cash Provided By Financing Activities
Issuance of convertible notes	70,000	-	137,500
Issuance of common stock	-	-	208,981
Promissory note payable to related party	-	20,000	20,000
Loan payable	-	-	10,000
Amount due to shareholder	920	-	1,920
	70,920	20,000	378,401

Increase (Decrease) In Cash	(11,188)	(630)	18,738

Cash, Beginning Of Period	29,926	3,766	-

Cash, End Of Period	$18,738	$3,136	$18,738

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing And Investing Activities
Shares received from Solfotara Minerals Corp. (Note 10)	$10,367	$-	$10,367
Shares issued for mineral property acquisition costs
(Note 4)	$300,000	$-	$300,000
Promissory note payable for mineral property acquisition
costs (Note 4)	$56,600	$-	$56,600

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION APRIL 28, 2006 TO MAY 31, 2009
(Stated in U.S. Dollars)

						ACCUMULATED
				COMMITMENT		DEFICIT DURING
			ADDITIONAL	TO ISSUE	SHARE	THE
	COMMON STOCK		PAID-IN	COMMON	PURCHASE	EXPLORATION
	SHARES	AMOUNT	CAPITAL	SHARES	WARRANTS	STAGE	TOTAL

June 19, 2006 – stock issued for
cash at $0.001	27,000,000	$27,000	$(18,000)	$-	$-	$-	$9,000
Stock issued for cash $0.01 in
private placement	17,997,144	17,997	101,984	-	-	-	119,981
Net loss for the period	-	-	-	-	-	(20,112)	(20,112)
Balance, November 30, 2006	44,997,144	44,997	83,984	-	-	(20,112)	108,869

Net loss for the year	-	-	-	-	-	(108,384)	(108,384)
Balance, November 30, 2007	44,997,144	44,997	83,984	-	-	(128,496)	485

September 4, 2008 – units issued
for cash at $0.03	3,000,000	3,000	41,300	-	35,700	-	80,000
Net loss for the year	-	-	-		-	(139,039)	(139,039)
Balance, November 30, 2008	47,997,144	47,997	125,284	-	35,700	(267,535)	(58,554)

Stock issued for mineral property	6,000,000	6,000	294,000	-	-	-	300,000
Relative fair value allocation of
convertible notes	-	-	119,130	-	18,370	-	137,500
Stock issuable under assignment
agreement	-	-	-	37,500	-	-	37,500
Net loss for the period	-	-	-	-	-	(130,234)	(130,234)

Balance, May 31, 2009	53,997,144	$53,997	$538,414	$37,500	$54,070	$(397,769)	$286,212

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments, all of which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the interim consolidated financial position of Pengram Corporation (“the Company”) and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2008. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended November 30, 2008, has been omitted. The results of operations for the six month period ended May 31, 2009 are not necessarily indicative of results for the entire fiscal year ending November 30, 2009.

Certain amounts for prior periods have been reclassified to conform to current period presentation.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.		BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Forward Stock Split

During the six month period ended May 31, 2009, the Company completed a three-for-one forward stock split of their common stock. The Company’s authorized common stock was increased from 100,000,000 shares with a par value of $0.001 per share to 300,000,000 shares with a par value of $0.001. Share and per share dates (except par value) for the periods presented have been adjusted to reflect the effects of this stock split.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $397,769 for the period from April 28, 2006 (inception) to May 31, 2009, and has no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

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

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a producing mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
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

The Company’s exploration activities are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

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

	e)	Marketable Securities

The Company has designated its marketable securities, comprised of common shares not yet listed on a recognized stock exchange, as held-for-trading securities and reports them at an estimated fair value (see Note 2(p)). The amounts by which future market values of these securities will differ from recorded cost will represent unrealized gains and losses and will be recognized in the Company’s consolidated statement of operations. All realized gains and losses will be recognized in the net income (loss) in the period of disposition.

	f)	Computer Equipment

Computer equipment is recorded at cost and will be depreciated over an estimated useful life of three years on a straight-line basis.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, may include cash, receivables, notes receivable, advances, accounts payable and accrued expenses. All such instruments are carried at cost, which, due to the short maturity of these financial instruments, approximate fair value at May 31 2009.

	h)	Foreign Currency Translation

The Company’s functional currency is the US dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items are translated at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items are translated at the historical exchange rate;
		iii)	revenue and expense items are translated at the average rate in effect during the applicable accounting period.

	i)	Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

	j)	Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2009, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	k)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	l)	Impairment of Long-Lived Assets

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

	m)	Asset Retirement Obligations

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Revenue Recognition

Revenue from the sale of minerals is recognized when the risks and rewards of ownership pass to the purchaser, including delivery of the product the selling price is fixed or determinable and collectibility is reasonably assured. Settlement adjustments, if any, are reflected in revenue when the amounts are known.

	o)	Environmental Protection and Reclamation Costs

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

	p)	Fair Value of Financial Instruments

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

The Company measured their marketable securities using Level 3 fair value assumptions as at May 31, 2009. The fair value of the common shares received (see Note 10) was determined as the difference between the Company’s cash advances paid and the cash advances to be recovered from Solfotara Minerals Corp. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six month period ended May 31, 2009.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	q)	Recent Accounting Pronouncements

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

3.	COMPUTER EQUIPMENT

	MAY 31			NOVEMBER 30
	2009			2008
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer Equipment	$1,516	$1,010	$506	$758

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
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

On December 16, 2008, the Company entered into a purchase agreement to acquire an undivided 100% interest in a group of ten mineral claims (collectively known as the “Clisbako” claims) located in the Cariboo Mining Division of British Columbia, Canada. Consideration for the claims was 6,000,000 shares (issued – see Note 7(a)) of the Company’s common stock and the issuance to the vendor of a promissory note in the amount of $55,575 (CDN$70,000) payable June 30, 2009. Subsequent to May 31, 2009, the Company reached an agreement with the vendor to extend the deadline of the promissory note to December 30, 2009. In consideration of the extension of the deadline, the Company will issue 60,000 common shares to the vendor. The promissory note is unsecured and free of interest.

On May 29, 2009, the Company entered into an assignment agreement to acquire an undivided 100% interest in a series of mineral claims (collectively known as the “Eureka” claims) situated in the Eureka County, Esmeralda County and Mineral County, Nevada. Consideration for the claims is as follows:

	1.	150,000 common shares (issued subsequent to the six month period ended May 31, 2009 – Note 12);

	2.	$10,000 advance royalty payment due on or before August 28, 2009;

	3.	$15,000 advance royalty payment due on or before August 28, 2010;

	4.	$20,000 advance royalty payment due on or before August 28, 2011;

	5.	$25,000 advance royalty payment due on or before August 28, 2012;

	6.	$30,000 advance royalty payment due on or before August 28, 2013, with an additional $30,000 due each year thereafter for a period of five years.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY (Continued)

	NOVEMBER 30		ABANDONED,	MAY 31
	2008	ADDITIONS	IMPAIRED	2009
Mineral Property

Clisbako claims	$-	$356,600	$-	$356,600
Eureka claims	-	37,500	-	37,500

	$-	$394,100	$-	$394,100

	NOVEMBER 30		ABANDONED,	NOVEMBER 30
	2007	ADDITIONS	IMPAIRED	2008
Mineral Property

Spelter claims	$6,000	$-	$(6,000)	$-

5.	PROMISSORY NOTE PAYABLE TO RELATED PARTY

On December 19, 2007, the Company entered into a promissory note whereby it borrowed $20,000. The note is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at May 31, 2009, a total of $2,899 has been accrued as interest payable on the loan. During the year ended November 30, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

6.	LOAN PAYABLE

On October 1, 2008, the Company received a loan from an arm’s length party of $10,000. The loan is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at May 31, 2009, a total of $663 has been accrued as interest payable on the loan.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK

	a)	Common Stock

On June 19, 2006, the Company issued 27,000,000 common shares to the Company’s founder (9,000,000 pre-stock split shares at a price of $0.001 for gross proceeds of $9,000).

Pursuant to a private placement, the Company issued 17,997,144 common shares (5,999,048 pre-stock split shares at a price of $0.02 for gross proceeds of $119,981).

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

During the six month period ended May 31, 2009, the Company issued 6,000,000 shares pursuant to a mineral property purchase agreement (see Note 4). The Company recorded these shares at a price of $0.05 per share for a total value of $300,000.

	b)	Share Purchase Warrants

As at May 31, 2009, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF	EXERCISE	EXPIRY
WARRANTS	PRICE	DATE

3,000,000	$ 0.033	September 4, 2010
550,000	$ 0.25	April 30, 2010

3,550,000

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

	b)	Share Purchase Warrants (Continued)

A summary of changes in share purchase warrants for the years ended November 30, 2008 and 2007and the six month period ended May 31, 2009 is presented below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	WARRANTS	PRICE
Balance, November 30, 2006 and 2007	-	$-
Issued	3,000,000	$0.033
Balance, November 30, 2008	3,000,000	$0.033
Issued	550,000	$0.25
Balance, May 31, 2009	3,550,000	$0.07

The fair value of the warrants issued during the year ended November 30, 2008 for services was measured at the award date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 4.90%; expected volatility of 162% and a term of 0.75 years.

The fair value of the warrants issued during the six month period ended May 31, 2009 was measured as disclosed in Note 8.

c)	Stock Options

As at May 31, 2009, the Company does not have an incentive stock option plan.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

8.	CONVERTIBLE NOTES

On April 30, 2009, the Company issued 55, $2,500 Convertible Notes (the “notes”) in the aggregate amount of $137,500 due and payable on or before October 31, 2010, with interest charged at the rate of 10% per annum payable annually. Attached to the Notes were 550,000 share purchase warrants (10,000 attached to each of the 55 notes). Each warrant entitles the holder to purchase three shares of the Company’s common stock for a period expiring one year from the date of issuance of the notes at an exercise price of $0.25 per share. At the election of the holder, the notes and interest accrued thereon are convertible into such number of shares of the Company’s common stock as shall be equal to the principal amount of the convertible note to be converted divided by $0.05. Conversion of the notes does not affect the warrants.

During the year ended November 30, 2008, the Company had received $67,500 towards the convertible notes offering. Prior to April 30, 2009, the Company received the remaining $70,000 towards this offering.

The Company has allocated the proceeds received between the notes and the detachable warrants on a relative fair value basis. The fair value of the warrants was estimated using the Black-Scholes option pricing model at the date of issue with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 0.63%; expected volatility of 229% and a term of 1.0 year. The fair value of the notes was estimated by multiplying the number of shares that would result from an immediate exercise of the conversion option, by the market price on the date of issue. The relative fair values of the notes and the warrants determine the debt discount attributable to the warrants. The result was $18,370 of the proceeds being allocated to the warrants and $119,130 being allocated to the notes. The resulting discount on the notes is amortized over the term of the notes to maturity such that, in the absence of any conversions, the carrying value of the notes at maturity would be equal to the face amount of $137,500. In the event of a conversion of any or all of the face amount of the notes, the proportionate amount of the unamortized discount as of the date of conversion is immediately charged to operations.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

8.	CONVERTIBLE NOTES (Continued)

In accordance with the provisions of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company determines any intrinsic value beneficial conversion feature on the notes by comparing the market price of the Company’s common stock at issuance of the notes to the effective conversion price of the notes, as determined by dividing the proceeds allocated to the notes by the number of shares that would result from an immediate exercise of the conversion option. The initial beneficial conversion feature was determined to be $706,750; however, in accordance with the provisions of EITF 00-27, it is limited to the proceeds allocated to the notes, being $119,130. This beneficial conversion feature is recorded as an immediate charge to additional paid-in capital and a further discount on the convertible note carrying value. This further discount is amortized over the term of the notes to maturity. In the event of a conversion of any, or all of, the face amount of the notes, the proportionate amount of the unamortized beneficial conversion feature as of the date of conversion is immediately charged to operations.

During the six month period ended May 31, 2009, the Company recorded as finance charges, $1,023 of amortization of the discount resulting from the allocation of proceeds to the warrants and a further $6,636 of the intrinsic value beneficial conversion feature, leaving total unamortized amounts of $129,841.

During the six month period ended May 31, 2009, no amounts of principal or accrued interest were converted into shares of the Company’s common stock.

9.	RELATED PARTY TRANSACTIONS

During the six month period ended May 31, 2009, the Company paid management fees for services performed in the amount of $Nil (2008 - $2,800) to a former director and paid or accrued a total of $18,000 (2008 - $Nil) to the board of directors of MAC.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

10.	NOTES RECEIVABLE AND ADVANCES

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

Pending the closing of the transaction, the Company will advance $35,000 per month to Magellan for payment of expenses related to the mineral properties held by Magellan Subsidiaries. During the year ended November 30, 2008, the Company advanced a total of $110,367 to Magellan in connection with the letter of intent.

On December 15, 2008, the Company decided not to pursue with the letter of intent and entered into an agreement with Solfotara Minerals Corp., a private Canadian company, whereby the Company would transfer their option to acquire the Magellan Subsidiaries for consideration as follows:

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

During the six month period ended May 31, 2009, the Company and the vendor verbally amended the terms as follows:

1. $30,000 note receivable due March 15, 2009 is now due April 15, 2009 (not received); 2. $50,000 note receivable due June 15, 2009 is now due July 15, 2009.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

11.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

12.	SUBSEQUENT EVENTS

Other than disclosed elsewhere in the financial statements, the Company had the following events occurring subsequent to the six month period ended May 31, 2009:

1.

The Company issued 150,000 common shares pursuant to the assignment agreement as described in Note 4. The Company had recognized the commitment to issue these common shares as at May 31, 2009 in the amount of $37,500. The value was calculated using a per share price on the agreement date of $0.25.

2.

The Company announced a private placement offering of up to 3,000,000 units at a price of $0.20 per unit for gross proceeds of $600,000. Each unit will consist of one common share and one share purchase warrant exercisable into an additional common share at $0.30 for a period of one year.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II - Item 1A. Risk Factors,” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934.

OVERVIEW

We were incorporated on April 28, 2006 under the laws of the State of Nevada.

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties. We currently own a 100% interest in a property that we call the “Clisbako Property," which consists of ten mineral claims and is located 125 kilometers west of Quesnel, British Columbia, Canada. Our acquisition of the Clisbako Property was completed under the terms of a purchase agreement dated December 16, 2008 between ourselves and Bako Resources Inc. (“Bako”). Under the terms of the purchase agreement, we issued to Bako 2,000,000 pre-split (6,000,000 post-split) shares and a non-interest bearing promissory note in the amount of $55,575 (CDN $70,000) payable on June 30, 2009. We have reached an agreement in principle with Bako to extend the deadline for due date of the $55,575 (CDN $70,000) promissory note to December 30, 2009. In consideration of Bako’s extension of the deadline, we have agreed to issue Bako 60,000 shares of our common stock.

On June 4, 2009, we completed the acquisition of an option to acquire a 100% undivided interest (the “Option”) in certain mineral properties known as the Golden Snow Project in Eureka County, Nevada, the Fish Project in Esmeralda County, Nevada and the CPG Project in Mineral County, Nevada (collectively, the “Optioned Properties”). The acquisition was completed pursuant to the terms and conditions of an assignment agreement (the “Assignment Agreement”) dated May 29, 2009 among ourselves, Portal Resources Ltd. (“PRL”) and Portal Resources US Inc.’s (the “Assignor”), being the wholly owned subsidiary of PRL, pursuant to which the Assignor assigned all of its rights and interest in the an option agreement (the “Option Agreement”) dated August 28, 2008 among the Assignor, Claremont Nevada Mines LLC (“Claremont”), Scoonover Exploration LLC (“Scoonover”) and JR Exploration LLC (“JR”). In consideration of the assignment, we issued 150,000 shares of common stock to PRL.

In order to maintain and exercise the Option, we will be required to:

(a)	pay to Claremont:

	(i)	$10,000 on August 28, 2009;
	(ii)	$15,000 on August 28, 2010;
	(iii)	$20,000 on August 28, 2011;
	(iv)	$25,000 on August 28, 2012; and

	(v)	$30,000 on August 28, 2013 and each subsequent year of the term of the Option (the term is for ten years and may be renewed for an additional ten years);

(b)	pay the annual claim maintenance fees for the Optioned Properties during the term of the Option; and

(c)

pay $1,000 to Claremont in conjunction with the delivery to Claremont of a copy of a mine plan of operations in respect of the Properties, or a final feasibility study in respect of the Optioned Properties.

Upon exercising of the Option, Claremont, Scoonover and JR will collectively reserve a 3% net smelter royalty on the Properties. We may purchase up to 2% of the royalty for $500,000 per 1% of the royalty.

The following sets out a summary of each of the Optioned Properties:

(a)	Golden Snow Project

The Golden Snow Project consists of 233 unpatented mining claims and is located eight miles southwest of Eureka, Nevada. The Golden Snow Project is contiguous to the southern end of Staccato Gold’s Lookout Mountain property, which has identified several mineralized areas. Substantial exploration work has been conducted on the Golden Snow Project, including geological mapping, obtaining 932 soil samples and detailed gravity geophysical surveys. The soil sampling program identified numerous zones with large, coherent clusters of anomalous gold, arsenic, antimony, mercury, lead and barite. The detailed gravity geophysical surveys also identified several target zones on the Golden Snow Project that may contain gold and base-metal mineralization.

(b)	Fish Project

The Fish Project consists of 58 unpatented mining claims located 12 miles west of the historic mining town of Tonopah, Nevada. Previous exploration work on the Fish Project consisted of mapping and collecting rock samples. The results of the rock samples ranged in values from <0.002 opt to 0.307 oz/ton gold, <0.01 opt to 32 oz/ton silver, 0.01% to 32.8% zinc and <0.01% to 16.4% lead.

(c)	CPG Project

The CPG Project consists of 44 unpatented mining claims located within Mineral County, Nevada. The property hosts an early stage porphyry and skarn type copper-gold-molybdenum prospect where rock samples returned values ranging from <0.001 opt to 0.036 oz/ton gold, <0.003 opt to 0.75 oz/ton silver, <0.005% to 13.65% copper and <0.005% to 0.012% molybdenum.

We have also staked and acquired a 100% interest in a property called the “Texada Gold Property." The Texada Gold Property is comprised of five mineral claims and is located on Texada Island, British Columbia.

We are actively reviewing other gold potential mineral properties for future acquisition.

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, we experienced the following corporate developments:

1.

On April 30, 2009, we issued 55 units (the "Issued Units") under a private placement offering approved by our Board of Directors on August 17, 2008. Each Issued Unit is comprised of one $2,500, 10% convertible note (each a “Note”) and 10,000 share purchase warrants (each a “Warrant”). The Notes are due on October 31, 2010, bearing interest at 10% per annum payable annually and may be converted into such number of shares of our common stock as shall be equal to the principal amount of the Note to be converted divided by $0.05. Each Warrant entitles the holder to purchase three shares of our common stock at an aggregate purchase price of $0.25 for a one year period ending April 29, 2010. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Upon issuance of the 55 Issued Units, our Board of Directors terminated the offering under this private placement.

2.

On May 1, 2009, our Board of Directors approved a new private placement offering of up to 3,000,000 units (the “Private Placement Units”) at a price of $0.20 per Private Placement Unit for gross proceeds of up to $600,000. Each Private Placement Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a period of one year following the date of issuance at an exercise price equal to $0.30 per share. The Private Placement Units offering will be made to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act. The proceeds of the Private Placement Units offering will be used to fund acquisition and exploration of mineral properties and for working capital purposes. There is no assurance that the Offering will be completed on the above terms or at all.

3.

On June 4, 2009, we completed the acquisition of all of Portal Resources US Inc.’s rights and interest in the Option Agreement. The details of our acquisition of the Option Agreement is set out above under “Overview."

4.	On June 18, 2009, we dismissed Williams & Webster, P.S. (“Williams & Webster”), as our independent public accountants. Our Board of Directors approved the dismissal of Williams & Webster.

5.	Also on June 18, 2009, we appointed Davidson & Company LLP (“Davidson”) as our new independent public registered accounting firm. Our Board of Directors approved the engagement of Davidson.

6.

We have reached an agreement in principle with Bako to extend the deadline for due date of the CDN $70,000 promissory note to December 30, 2009. In consideration of Bako’s extension of the deadline, we have agreed to issue to Bako 60,000 shares of our common stock.

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to conduct exploration work on each of our mineral properties, subject to obtaining additional financing.

Clisbako Property

Our plan of operation for the Clisbako Property is to implement Phase I of our exploration program on the Clisbako Property in order to assess whether it possesses mineral reserves capable of commercial extraction. We have not, nor has any predecessor, identified any commercially exploitable reserves on the Clisbako Property.

Phase I of our exploration program is expected to be commenced in the summer of 2009. However, we will require additional financing in order to complete Phase I of our exploration program. If we are able to obtain additional financing, Phase I of our exploration program on the Clisbako Property will involve soil geochemical surveys, prospecting, mapping and geophysics in order to define the Bari 1 and Bari 2 zones. We anticipate that Phase I will cost approximately CDN $122,000 ($111,752).

Golden Snow Project, Fish Project, CPG Project and Texada Gold Property

In the summer of 2009, we plan to retain a consulting geologist to conduct a review of these properties in order to recommend an exploration program to be conducted in late 2009 or early 2010. Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on these properties.

Under the terms of the Option Agreement, we are also required to pay to Claremont: (i) an option payment of $10,000 by August 28, 2009; and (ii) the Bureau of Land Management maintenance and claim fees of approximately $32,088 by September 1, 2009. If we are unable to make these payments to Claremont, we will lose our interest in the Golden Snow Project, Fish Project and CPG Project.

As at May 31, 2009, we had cash on hand of $18,738. Accordingly, we have insufficient cash on hand to proceed with our exploration program of our properties and we will require additional financing in order to meet our ongoing operating costs. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three and Six Months Summary

		Three		Three
		Months		Months	Percentage		Six Months		Six Months	Percentage
		Ended May		Ended May	Increase /		Ended May		Ended May	Increase /
		31, 2009		31, 2008	(Decrease)		31, 2009		31, 2008	(Decrease)
Revenue	$	Nil	$	Nil	n/a	$	Nil	$	Nil	n/a

Expenses		(69,728)		(21,088)	230.7%		(130,234)		(39,488)	229.8%

Net Income (Loss)		$(69,728)		$(21,088)	230.7%		$(130,234)		$(39,488)	229.8%

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

Expenses

Our operating expenses for the three and six months ended May 31, 2009 and 2008 consisted of the following:

				Six Months	Six Months
	Three Months	Three Months	Percentage	Ended	Ended	Percentage
	Ended	Ended	Increase /	May 31,	May 31,	Increase /
	May 31, 2009	May 31, 2008	(Decrease)	2009	2008	(Decrease)
Consulting Fees	$-	$100	(100)%	$-	$400	(100)%
Depreciation Expense	126	127	(0.8)%	252	253	(0.4)%
Filing and Regulatory	2,560	1,827	40.1%	2,750	2,127	29.3%
Finance Charges	7,659	-	100%	7,659	-	100%
Incorporation Costs	-	-	n/a	1,262	-	100%
Management Fees	9,000	-	100%	18,000	2,800	542.9%
Mineral Property	6,662	-	100%	9,728	-	100%
Exploration Costs
Office and	9,143	1,911	378.4%	12,421	3,213	286.6%
Administrative
Professional Fees	34,578	17,123	101.9%	78,162	30,695	154.6%
Write-off of Mineral	-	-	n/a	-	-	n/a
Property Costs
Total Operating	$69,728	$21,088	230.7%	$130,234	$39,488	229.8%
Expenses

Our operating expenses during the quarter ended May 31, 2009 totaled $69,728 compared with $21,088 during the quarter ended May 31, 2008. The increase in our operating expenses was primarily a result of increased management fees, mineral property exploration costs and professional fees.

Professional fees during the three months ended May 31, 2009 consisted of accounting and legal fees incurred in connection with meeting our ongoing reporting requirements under the Exchange Act. The additional professional fees during the three months ended May 31, 2008 primarily relate to costs incurred in connection with our acquisition of the Optioned Properties and meeting our ongoing reporting requirements under the Exchange Act.

Management fees relate to fees accrued to the directors of Magellan Acquisition Corp., our wholly owned Nevada subsidiary.

Mineral property exploration costs primarily relate to fees incurred in connection with maintaining our Clisbako Property in good standing.

We anticipate our operating expenses will increase if we implement our exploration program on our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At May 31, 2009	At November 30, 2008	Increase / (Decrease)
Current Assets	$109,105	$29,926	264.6%
Current Liabilities	(217,499)	(199,605)	9.0%
Working Capital (Deficit)	$(108,394)	$(169,679)	(36.1)%

Cash Flows
	Six Months Ended	Six Months Ended
	May 31, 2009	May 31, 2008
Cash Flows (Used In) Operating Activities	$(102,108)	$(20,630)
Cash Flows From Investing Activities	20,000	-
Cash Flows From Financing Activities	70,920	20,000
Decrease In Cash During Period	$(11,188)	$(630)

The decrease in our working capital deficit at May 31, 2009 from our year ended November 30, 2008 is a result of the fact that we recorded a notes receivable of $80,000 in connection with the amounts owed to us by Solfotara Mining Corp. (“Solfotara”), as discussed below. This amount was partially offset by the fact that: (i) our accounts payable increased as a result of an increase in our total expenses; and (ii) we recorded a payable of $55,575 in connection with our acquisition of the Clisbako Property.

During the six months ended May 31, 2009, we issued 55 units for total proceeds of $137,500. Each unit is comprised of a $2,500, 10% convertible note and 10,000 share purchase warrants. Upon issuance of the 55 units, we terminated the offering.

On August 6, 2008, we entered into a letter of intent with Magellan Copper and Gold plc (“Magellan”) pursuant to which we intended to acquire Magellan Resources Pte Ltd. and St. Anthony Resources Pte Ltd. (collectively, the “Magellan Singapore Subsidiaries”). In connection with the Letter of Intent, we advanced an aggregate of $110,367 to Magellan (the “Advances”). However, on December 17, 2008, we relinquished any rights that we may have had to acquire the Magellan Singapore Subsidiaries pursuant to the terms of a purchase agreement dated for reference as of December 15, 2008 with Solfotara, Magellan and Magellan Acquisition Corp. (“MAC”), our wholly owned subsidiary. Under the terms of this purchase agreement, Solfotara issued 250,000 of its shares (the “Shares”) to MAC and agreed to repay the Advances to MAC as follows: (i) $20,000 within three days of signing the agreement (which amount has been paid); (ii) $30,000 on April 15, 2009; and (iii) $50,000 on June 15, 2009. In consideration of the Shares and the above payments, we relinquished any rights that we may have had to acquire Magellan Singapore Subsidiaries and assigned to Solfotara our right to be repaid the Advances. We have not been paid the $30,000 due on April 15, 2009 or the $50,000 due on June 15, 2009. Accordingly, we are consulting with legal counsel and intend to pursue legal action in order to collect the amounts due to us.

Future Financings

As at May 31, 2009, we had cash on hand of $18,738. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

On May 1, 2009, our Board of Directors approved a private placement offering of up to 3,000,000 units (the “Private Placement Units”) at a price of $0.20 per Private Placement Unit for gross proceeds of up to $600,000. Each Private Placement Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a period of one year following the date of issuance at an exercise price equal to $0.30 per share. This offering of Private Placement Units will be made to investors who are not “U.S. Persons” as defined in Regulation S. As of May 31, 2009, we had not received any proceeds under this offering, and have not issued any securities under this offering. There are no assurances that any units will be sold under this offering.

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

Mineral Property Interests

We are an exploration stage mining company and have not yet realized any revenue from our operations. We are primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” when facts and circumstances indicate impairment may exist.

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

Our exploration activities are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended November 30, 2008 (the “2008 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2008 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 31, 2009, we had cash on hand in the amount of $18,738 and a working capital deficit of $108,394. Our plan of operation calls for significant expenses in connection with the exploration and development of our mineral properties, particularly the Clisbako Property, and to meet our obligations under the Option Agreement to acquire the Golden Snow Project, Fish Project and CPG Project. On May 1, 2009, our Board of Directors approved a private placement offering of up to 3,000,000 units (the “Units”) at a price of $0.20 per Unit for gross proceeds of up to $600,000. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a period of one year following the date of issuance at an exercise price equal to $0.30 per share. This offering of Units will be made to investors who are not “U.S. Persons” as defined in Regulation S. As of May 31, 2009, we had not received any proceeds under this offering, and have not issued any securities under this offering. There are no assurances that any units will be sold under this offering.

Obtaining additional financing would be subject to a number of factors outside of our control, including market conditions and additional costs and expenses that might exceed current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case we will be unable to complete our plan of operation on our mineral properties and to meet our obligations under the Option Agreement.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $397,769 for the period from our inception on April 28, 2006 to May 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Our former auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our former auditor's comments when determining if an investment in us is suitable.

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
  Availability and costs of financing;
  Ongoing costs of production; and
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

We are currently offering units (common stock and share purchase warrant) for gross proceeds of up to $600,000. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, the interests of existing shareholders will be diluted.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as disclosed in our Current Reports on Form 8-K, we have not completed any unregistered sales of equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(5)
3.3	Bylaws, as amended.(1)
4.1	Specimen Stock Certificate.(1)
10.1	Purchase Agreement dated June 16, 2006 between the Company and Kimberly Sinclair.(1)
10.2	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)
10.3	Purchase Agreement dated December 15, 2008 among Magellan Acquisition Corp., Solfotara Mining Corp. and Magellan Copper and Gold plc.(4)
10.4	Purchase Agreement dated December 16, 2008 between the Company and Bako Resources Inc.(4)
10.5	Assignment Agreement dated May 29, 2009 among the Company, Portal Resources US Inc. and Portal Resources Ltd.(6)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2008.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2009.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENGRAM CORPORATION

Date:	July 15, 2009	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)