Form 10-Q
period 2009-08-31
PENGRAM CORP
filed 2009-10-20
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
[           ] Yes[           ] No

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
Yes[           ] No[ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 14, 2009, the Issuer had 54,207,144 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended August 31, 2009 are not necessarily indicative of the results that can be expected for the year ending November 30, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Pengram” and the “Company” mean Pengram Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PENGRAM CORPORATION
(An Exploration Stage Company)

THIRD QUARTER CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2009	2008

ASSETS

Current
Cash	$-	$29,926
Marketable securities (Note 10)	10,367	-
Notes receivable (Note 10)	50,000	-
Total Current Assets	60,367	29,926

Computer Equipment, net of depreciation (Note 3)	379	758
Mineral Property Acquisition Costs (Note 4)	440,100	-
Advances (Note 10)	-	110,367

Total Assets	$500,846	$141,051

LIABILITIES

Current
Bank indebtedness	$2,650	$-
Accounts payable and accrued liabilities	143,809	93,040
Amounts due to related parties	18,000	6,000
Amount due to shareholder	1,920	1,000
Promissory note payable (Note 4)	55,575	-
Promissory notes payable to related parties (Note 5)	30,403	21,901
Loan payable (Note 6)	10,915	10,164
Convertible notes (Note 8)	35,379	-
Unit subscriptions received (Note 8)	-	67,500
Total Current Liabilities	298,651	199,605

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 7)
Authorized:
100,000,000 preferred stock with a par value of $0.001 per
share
300,000,000 common voting stock with a par value of $0.001
per share

Issued:
54,207,144 common shares as at August 31, 2009 and
47,997,144 as at November 30, 2008	54,207	47,997

Additional Paid-In Capital	582,595	125,284
Share Purchase Warrants	83,179	35,700
Accumulated Deficit During The Exploration Stage	(517,786)	(267,535)
Total Stockholders’ Equity (Deficiency)	202,195	(58,554)

Total Liabilities And Stockholders’ Equity (Deficiency)	$500,846	$141,051

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE		NINE		INCEPTION
	MONTHS		MONTHS		APRIL 28
	ENDED		ENDED		2006 TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Bank charges and
interest	4,333	732	11,245	1,758	14,341
Consulting fees	-	-	-	400	2,350
Depreciation expense	127	126	379	379	1,137
Filing and regulatory	2,019	995	4,769	3,122	14,408
Finance charges	23,105	-	30,764	-	30,764
Incorporation costs	-	-	1,262	-	3,382
Investor relations	4,200	-	4,200	-	4,200
Management fees	9,000	-	27,000	2,800	83,600
Mineral property
exploration costs	40,686	-	50,414	-	59,914
Office and
administrative	1,379	1,203	6,888	3,390	30,921
Professional fees	35,168	6,612	113,330	37,307	266,769
Write-off of mineral
property costs	-	6,000	-	6,000	6,000

Net Loss For The Period	$(120,017)	$(15,668)	$(250,251)	$(55,156)	$(517,786)

Basic And Diluted Loss
Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number Of Common
Shares Outstanding	54,166,057	44,997,144	53,937,071	44,997,144

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	NINE		INCEPTION
	MONTHS		APRIL 28
	ENDED		2006 TO
	AUGUST 31		AUGUST 31
	2009	2008	2009

Cash (Used In) Operating Activities
Net loss for the period	$(250,251)	$(55,156)	$(517,786)
Adjustment for items not effecting cash:
Depreciation	379	379	1,137
Finance charges on convertible notes	30,764	-	30,764
Foreign exchange	(1,025)	-	(1,025)
Accrued interest payable	10,584	1,403	12,649
Write-off of mineral property costs	-	6,000	6,000
Changes in non-cash operating working capital items:
Deposits	-	375	-
Accounts payable and accrued liabilities	47,053	15,166	140,093
Amounts due to related parties	12,000	-	18,000
	(150,496)	(31,833)	(310,168)
Cash Provided By (Used In) Investing Activities
Advances	50,000	(35,000)	(60,367)
Mineral property acquisition costs	(10,000)	-	(16,000)
Purchase of computer equipment	-	-	(1,516)
	40,000	(35,000)	(77,883)
Cash Provided By Financing Activities
Common stock issuable	-	80,000	-
Unit subscriptions received	-	10,000	-
Issuance of convertible notes	70,000	-	137,500
Issuance of common stock	-	-	208,981
Promissory notes payable to related parties	7,000	20,000	27,000
Loan payable	-	-	10,000
Amount due to shareholder	920	1,000	1,920
Bank indebtedness	2,650	-	2,650
	80,570	111,000	388,051

Increase (Decrease) In Cash	(29,926)	44,167	-
Cash, Beginning Of Period	29,926	3,766	-

Cash, End Of Period	$-	$47,933	$-

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing And Investing Activities
Shares received from Solfotara Minerals Corp. (Note 10)	$10,367	$-	$10,367
Shares issued for mineral property acquisition costs
(Note 4)	$373,500	$-	$373,500
Promissory note payable for mineral property acquisition
costs (Note 4)	$56,600	$-	$56,600

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION APRIL 28, 2006 TO AUGUST 31, 2009
(Stated in U.S. Dollars)

					ACCUMULATED
					DEFICIT DURING
			ADDITIONAL	SHARE	THE
	COMMON STOCK		PAID-IN	PURCHASE	EXPLORATION
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	TOTAL

June 19, 2006 – stock issued for cash at $0.001	27,000,000	$27,000	$(18,000)	$-	$-	$9,000
Stock issued for cash $0.01 in private placement	17,997,144	17,997	101,984	-	-	119,981
Net loss for the period	-	-	-	-	(20,112)	(20,112)
Balance, November 30, 2006	44,997,144	44,997	83,984	-	(20,112)	108,869

Net loss for the year	-	-	-	-	(108,384)	(108,384)
Balance, November 30, 2007	44,997,144	44,997	83,984	-	(128,496)	485

September 4, 2008 – units issued for cash at
$0.03	3,000,000	3,000	41,300	35,700	-	80,000
Net loss for the year	-	-	-	-	(139,039)	(139,039)
Balance, November 30, 2008	47,997,144	47,997	125,284	35,700	(267,535)	(58,554)

Stock issued for mineral property	6,000,000	6,000	294,000	-	-	300,000
Relative fair value allocation of convertible notes	-	-	90,021	47,479	-	137,500
Stock issued under assignment agreement	150,000	150	37,350	-	-	37,500
Stock issued pursuant to extension agreement	60,000	60	35,940	-	-	36,000
Net loss for the period	-	-	-	-	(250,251)	(250,251)

Balance, August 31, 2009	54,207,144	$54,207	$582,595	$83,179	$(517,786)	$202,195

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments, all of which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the interim consolidated financial position of Pengram Corporation (“the Company”) and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2008. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended November 30, 2008, has been omitted. The results of operations for the nine month period ended August 31, 2009 are not necessarily indicative of results for the entire fiscal year ending November 30, 2009.

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

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.		BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Forward Stock Split

During the nine month period ended August 31, 2009, the Company completed a three-for-one forward stock split of their common stock. The Company’s authorized common stock was increased from 100,000,000 shares with a par value of $0.001 per share to 300,000,000 shares with a par value of $0.001. Share and per share dates (except par value) for the periods presented have been adjusted to reflect the effects of this stock split.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $517,786 for the period from April 28, 2006 (inception) to August 31, 2009, and has no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

AUGUST 31, 2009
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

AUGUST 31, 2009
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

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, may include cash, receivables, notes receivable, advances, accounts payable and accrued expenses. All such instruments are carried at cost, which, due to the short maturity of these financial instruments, approximate fair value at August 31, 2009.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Basic and Diluted Loss Per Share (Continued)

The following outstanding convertible notes, stock options, and share purchase warrants were excluded from the diluted EPS computation as their effect would have been anti- dilutive:

	NINE MONTHS ENDED
	AUGUST 31
	2009	2008

Convertible notes	2,842,300	-
Stock options	-	-
Share purchase warrants	4,650,000	3,000,000

k)	Income Taxes

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	m)	Asset Retirement Obligations (Continued)

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	p)	Fair Value of Financial Instruments

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

The Company measured their marketable securities using Level 3 fair value assumptions as at August 31, 2009. The fair value of the common shares received (see Note 10) was determined as the difference between the Company’s cash advances paid and the cash advances to be recovered from Solfotara Minerals Corp. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine month period ended August 31, 2009.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	q)	Recent Accounting Pronouncements (Continued)

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP No. EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	q)	Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 provides guidance as to the period after the balance sheet date during which management must evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity must make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for periods ending after June 15, 2009. The Company has evaluated subsequent events through to October 20, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting guidance under U.S. GAAP. The rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 is effective for periods ending after September 15, 2009. The Company does not expect SFAS No. 168 to have a material effect on its results of operations, financial position, and cash flows.

3.	COMPUTER EQUIPMENT

	AUGUST 31			NOVEMBER 30
	2009			2008
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer Equipment	$1,516	$1,137	$379	$758

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
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

On December 16, 2008, the Company entered into a purchase agreement to acquire an undivided 100% interest in a group of ten mineral claims (collectively known as the “Clisbako” claims) located in the Cariboo Mining Division of British Columbia, Canada. Consideration for the claims was 6,000,000 shares (issued – see Note 7(a)) of the Company’s common stock and the issuance to the vendor of a promissory note in the amount of $55,575 (CDN$70,000) payable June 30, 2009. During the nine month period ended August 31, 2009, the Company reached an agreement with the vendor to extend the deadline of the promissory note to December 31, 2009. In consideration of the extension of the deadline, the Company issued 60,000 common shares to the vendor with a fair value of $36,000. The promissory note is unsecured and free of interest.

On May 29, 2009, the Company entered into an assignment agreement to acquire an undivided 100% interest in a series of mineral claims (collectively known as the “Eureka” claims) situated in the Eureka County, Esmeralda County and Mineral County, Nevada. Consideration for the claims is as follows:

	1.	150,000 common shares (issued) with a value of $37,500;

	2.	$10,000 advance royalty payment due on or before August 28, 2009 (paid);

	3.	$15,000 advance royalty payment due on or before August 28, 2010;

	4.	$20,000 advance royalty payment due on or before August 28, 2011;

	5.	$25,000 advance royalty payment due on or before August 28, 2012;

	6.	$30,000 advance royalty payment due on or before August 28, 2013, with an additional $30,000 due each year thereafter for a period of five years.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY (Continued)

	NOVEMBER 30		ABANDONED,	AUGUST 31
	2008	ADDITIONS	IMPAIRED	2009
Mineral Property

Clisbako claims	$-	$392,600	$-	$392,600
Eureka claims	-	47,500	-	47,500

	$-	$440,100	$-	$440,100

	NOVEMBER 30		ABANDONED,	NOVEMBER 30
	2007	ADDITIONS	IMPAIRED	2008
Mineral Property

Spelter claims	$6,000	$-	$(6,000)	$-

5.	PROMISSORY NOTES PAYABLE TO RELATED PARTIES

On December 19, 2007, the Company entered into a promissory note whereby it borrowed $20,000. The note is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at August 31, 2009, a total of $3,403 has been accrued as interest payable on the loan. During the year ended November 30, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

On August 26, 2009, the Company received two demand loans for a total of $7,000 from companies controlled by an officer and director of the Company. These notes are unsecured, repayable on demand and free of interest.

6.	LOAN PAYABLE

On October 1, 2008, the Company received a loan from an arm’s length party of $10,000. The loan is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at August 31, 2009, a total of $915 has been accrued as interest payable on the loan.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
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

During the nine month period ended August 31, 2009, the Company completed the following stock transactions:

issued 6,000,000 shares pursuant to a mineral property purchase agreement (see Note 4). The Company recorded these shares at a price of $0.05 per share for a total value of $300,000;

issued 150,000 shares pursuant to a mineral property assignment agreement (see Note 4). The Company recorded these shares at a price of $0.25 per share for a total value of $37,500; and

issued 60,000 shares pursuant to an extension to a mineral property purchase agreement (see Note 4). The Company recorded these shares at a price of $0.60 per share for a total value of $36,000.

	b)	Share Purchase Warrants

As at August 31, 2009, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF	EXERCISE	EXPIRY
SHARES	PRICE	DATE

3,000,000	$ 0.033	September 4, 2010
1,650,000	$ 0.083	April 30, 2010

4,650,000

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

	b)	Share Purchase Warrants (Continued)

A summary of changes in share purchase warrants for the years ended November 30, 2008 and 2007 and the nine month period ended August 31, 2009 is presented below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	SHARES	PRICE
Balance, November 30, 2006 and 2007	-	$-
Issued	3,000,000	$0.033
Balance, November 30, 2008	3,000,000	$0.033
Issued (Note 8)	1,650,000	$0.083
Balance, August 31, 2009	4,650,000	$0.05

The fair value of the warrants issued during the year ended November 30, 2008 for services was measured at the award date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 4.90%; expected volatility of 162% and a term of 0.75 years.

The fair value of the warrants issued during the nine month period ended August 31, 2009 was measured as disclosed in Note 8.

c)	Stock Options

As at August 31, 2009, the Company does not have an incentive stock option plan.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

8.	CONVERTIBLE NOTES

On April 30, 2009, the Company issued 55, $2,500 Convertible Notes (the “notes”) in the aggregate amount of $137,500 due and payable on or before October 31, 2010, with interest charged at the rate of 10% per annum payable annually. Attached to the Notes were 550,000 share purchase warrants (10,000 attached to each of the 55 notes). Each warrant entitles the holder to purchase three shares of the Company’s common stock for a period expiring one year from the date of issuance of the notes at an exercise price of $0.25 ($0.083 per share). At the election of the holder, the notes and interest accrued thereon are convertible into such number of shares of the Company’s common stock as shall be equal to the principal amount of the convertible note to be converted divided by $0.05. Conversion of the notes does not affect the warrants.

During the year ended November 30, 2008, the Company had received $67,500 towards the convertible notes offering. Prior to April 30, 2009, the Company received the remaining $70,000 towards this offering.

The Company has allocated the proceeds received between the notes and the detachable warrants on a relative fair value basis. The fair value of the warrants was estimated using the Black-Scholes option pricing model at the date of issue with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 0.63%; expected volatility of 229% and a term of 1.0 year. The fair value of the notes was estimated by multiplying the number of shares that would result from an immediate exercise of the conversion option, by the market price on the date of issue. The relative fair values of the notes and the warrants determine the debt discount attributable to the warrants. The result was $47,479 of the proceeds being allocated to the warrants and $90,021 being allocated to the notes. The resulting discount on the notes is amortized over the term of the notes to maturity such that, in the absence of any conversions, the carrying value of the notes at maturity would be equal to the face amount of $137,500. In the event of a conversion of any or all of the face amount of the notes, the proportionate amount of the unamortized discount as of the date of conversion is immediately charged to operations.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

8.	CONVERTIBLE NOTES (Continued)

In accordance with the provisions of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company determines any intrinsic value beneficial conversion feature on the notes by comparing the market price of the Company’s common stock at issuance of the notes to the effective conversion price of the notes, as determined by dividing the proceeds allocated to the notes by the number of shares that would result from an immediate exercise of the conversion option. The initial beneficial conversion feature was determined to be $734,250; however, in accordance with the provisions of EITF 00-27, it is limited to the proceeds allocated to the notes, being $90,021. This beneficial conversion feature is recorded as an immediate charge to additional paid-in capital and a further discount on the convertible note carrying value. This further discount is amortized over the term of the notes to maturity. In the event of a conversion of any, or all of, the face amount of the notes, the proportionate amount of the unamortized beneficial conversion feature as of the date of conversion is immediately charged to operations.

During the nine month period ended August 31, 2009, the Company recorded as finance charges, $10,623 of amortization of the discount resulting from the allocation of proceeds to the warrants and a further $20,141 of the intrinsic value beneficial conversion feature, leaving total unamortized amounts of $106,736.

During the nine month period ended August 31, 2009, no amounts of principal or accrued interest were converted into shares of the Company’s common stock.

9.	RELATED PARTY TRANSACTIONS

During the nine month period ended August 31, 2009, the Company paid management fees for services performed in the amount of $Nil (2008 - $2,800) to a former director and paid or accrued a total of $27,000 (2008 - $Nil) to the board of directors of MAC.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
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

During the nine month period ended August 31, 2009, the Company and the vendor verbally amended the terms as follows:

1. $30,000 note receivable due March 15, 2009 is now due April 15, 2009 (received in July 2009); 2. $50,000 note receivable due June 15, 2009 is now due July 15, 2009 (received in September 2009).

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

11.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises and investor relations services are provided on a month-to-month basis.

12.	SUBSEQUENT EVENT

The Company received payment of the $50,000 note receivable as disclosed in Note 10.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties. We currently own a 100% interest in the “Clisbako Property” and the “Texada Gold Property”, and have an option to acquire the “Golden Snow Project”, the “Fish Project” and the “CPG Project”. Our properties are described in detail below.

Clisbako Property

Our main mineral property is the “Clisbako Property,” which we own a 100% interest. The Clisbako Property covers an area of approximately 3,388 hectares and is located in the Interior Plateau Region of north central British Columbia. It is composed of ten contiguous mineral claims, situated within the Cariboo Mining Division. The claims are situated approximately 125 kilometers west of Quesnel, British Columbia

Our acquisition of the Clisbako Property was completed under the terms of a purchase agreement dated December 16, 2008 with Bako Resources Inc. (“Bako”). Under the terms of the purchase agreement, we issued to Bako 2,000,000 pre-split (6,000,000 post-split) shares and a promissory note in the amount of $55,575 (CDN $70,000) payable on June 30, 2009. On July 23, 2009, we entered into an extension agreement with Bako to extend the due date of the promissory to December 31, 2009. In consideration of the extension, we issued 60,000 shares of our common stock to Bako.

Golden Snow Project, Fish Project and CPG Project

We also hold an option to acquire a 100% undivided interest (the “Option”) in certain mineral properties known as the Golden Snow Project in Eureka County, Nevada, the Fish Project in Esmeralda County, Nevada and the CPG Project in Mineral County, Nevada (collectively, the “Optioned Properties”). Our acquisition of the option was completed pursuant to the terms and conditions of an assignment agreement (the “Assignment Agreement”) dated May 29, 2009 with Portal Resources Ltd. (“PRL”) and Portal Resources US Inc.’s (the “Assignor”). Under the terms of the Assignment Agremeent, the Assignor assigned all of its rights and interest in the an option agreement (the “Option Agreement”) dated August 28, 2008 among the Assignor, Claremont Nevada Mines LLC (“Claremont”), Scoonover Exploration LLC (“Scoonover”) and JR Exploration LLC (“JR”). In consideration of the assignment, we issued 150,000 shares of common stock to PRL.

In order to maintain and exercise the Option, we will be required to:

(a)	pay to Claremont:

	(i)	$10,000 on August 28, 2009 (which amount has been paid);
	(ii)	$15,000 on August 28, 2010;
	(iii)	$20,000 on August 28, 2011;
	(iv)	$25,000 on August 28, 2012; and
	(v)	$30,000 on August 28, 2013 and each subsequent year of the term of the Option (the term is for ten years and may be renewed for an additional ten years);

(b)	pay the annual claim maintenance fees for the Optioned Properties during the term of the Option. The Optioned Properties are in good standing until September 1, 2010; and

(c)

pay $1,000 to Claremont in conjunction with the delivery to Claremont of a copy of a mine plan of operations in respect of the Optioned Properties, or a final feasibility study in respect of the Optioned Properties.

Upon our exercising of the Option, Claremont, Scoonover and JR will collectively reserve a 3% net smelter royalty on the Optioned Properties. We may purchase up to 2% of the royalty for $500,000 per 1% of the royalty.

Golden Snow Project

The Golden Snow Project consists of 113 unpatented mining claims covering approximately 3.5 square miles eight miles southwest of Eureka, Nevada. The Golden Snow Project is contiguous to the southern end of Staccato Gold’s Lookout Mountain property, which has identified several mineralized areas. Substantial exploration work has been conducted on the Golden Snow Project, including geological mapping, obtaining 932 soil samples and detailed gravity geophysical surveys. The soil sampling program identified numerous zones with large, coherent clusters of anomalous gold, arsenic, antimony, mercury, lead and barite. The detailed gravity geophysical surveys also identified several target zones on the Golden Snow Project that may contain gold and base-metal mineralization.

Fish Project

The Fish Project consists of 58 unpatented mining claims covering approximately 2 square miles 12 miles west of the historic mining town of Tonopah, Nevada. Previous exploration work on the Fish Project consisted of mapping and collecting rock samples. The results of the rock samples ranged in values from <0.002 to 0.307 oz/ton gold, <0.01 to 32 oz/ton silver, 0.01% to 32.8% zinc and <0.01% to 16.4% lead.

CPG Project

The CPG Project consists of 44 unpatented mining claims covering approximately 1.3 square miles within Mineral County, Nevada. The property hosts an early stage porphyry and skarn type copper-gold-molybdenum prospect where rock samples returned values ranging from <0.001 to 0.036 oz/ton gold, <0.003 to 0.75 oz/ton silver, <0.005% to 13.65% copper and <0.005% to 0.012% molybdenum.

Texada Gold Property

We have also staked and acquired a 100% interest in a property called the “Texada Gold Property." The Texada Gold Property is comprised of five mineral claims and is located on Texada Island, British Columbia.

We are actively reviewing other gold potential mineral properties for future acquisition.

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to conduct exploration work on each of our mineral properties, subject to obtaining financing.

Clisbako Property

Our plan of operation for the Clisbako Property is to implement Phase I of our exploration program on the Clisbako Property in order to assess whether it possesses mineral reserves capable of commercial extraction. We have not, nor has any predecessor, identified any commercially exploitable reserves on the Clisbako Property.

Phase I of our exploration program is expected to be commenced in the spring of 2010. However, we will require financing in order to complete Phase I of our exploration program. If we are able to obtain financing, Phase I of our exploration program on the Clisbako Property will involve soil geochemical surveys, prospecting, mapping and geophysics in order to define the Bari 1 and Bari 2 zones. We anticipate that Phase I will cost approximately CDN $122,000 ($111,240). There is no assurance that we will be able to acquire such financing.

Golden Snow Project, Fish Project, CPG Project and Texada Gold Property

In the winter of 2009, we plan to retain a consulting geologist to conduct a review of these properties in order to recommend an exploration program to be conducted in late 2009 or early 2010. Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on these properties.

Under the terms of the Option Agreement, we are also required to pay to Claremont: (i) an option payment of $15,000 by August 28, 2010; and (ii) the Bureau of Land Management maintenance and claim fees of approximately $32,088 by September 1, 2010. If we are unable to make these payments to Claremont, we will lose our interest in the Golden Snow Project, Fish Project and CPG Project.

As at August 31, 2009, we had no cash on hand. Accordingly, we have insufficient cash on hand to proceed with our exploration program of our properties and we will require financing in order to meet our ongoing operating costs. There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three and Nine Months Summary

		Three		Three			Nine		Nine
		Months		Months			Months		Months
		Ended		Ended	Percentage		Ended		Ended	Percentage
		August 31,		August 31,	Increase /		August 31,		August 31,	Increase /
		2009		2008	(Decrease)		2009		2008	(Decrease)
Revenue	$	Nil	$	Nil	n/a	$	Nil	$	Nil	n/a

Expenses		(120,017)		(15,668)	660.0%		(250,251)		(55,156)	353.7%

Net Loss		$(120,017)		$(15,668)	660.0%		$(250,251)		$(55,156)	353.7%

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

Expenses

Our operating expenses for the three and nine months ended August 31, 2009 and 2008 consisted of the following:

	Three Months	Three Months	Percentage	Nine	Nine	Percentage
	Ended	Ended	Increase /	Months	Months	Increase /
	August 31,	August 31,	(Decrease)	Ended	Ended	(Decrease)
	2009	2008		August 31,	August 31,
				2009	2008
Bank Charges and	$4,333	$732	491.9%	$11,245	$1,758	539.7%
Interest
Consulting Fees	-	-	n/a	-	400	(100)%
Depreciation Expense	127	126	0.8%	379	379	0.0%
Filing and Regulatory	2,019	995	102.9%	4,769	3,122	52.8%
Finance Charges	23,105	-	n/a	30,764	-	n/a
Investor Relations	4,200	-	n/a	4,200	-	n/a
Incorporation Costs	-	-	n/a	1,262	-	n/a
Management Fees	9,000	-	n/a	27,000	2,800	864.3%
Mineral Property	40,686	-	n/a	50,414	-	n/a
Exploration Costs
Office and Administrative	1,379	1,203	14.6%	6,888	3,390	103.2%
Professional Fees	35,168	6,612	431.9%	113,330	37,307	203.8%
Write-off of Mineral	-	6,000	(100)%	-	6,000	(100)%
Property Costs
Total Operating Expenses	$120,017	$15,668	660.0%	$250,251	$55,156	353.7%

Our operating expenses during the quarter ended August 31, 2009 totaled $120,017 compared with $15,668 during the quarter ended August 31, 2008. The increase in our operating expenses was primarily a result of increased bank charges and interest, finance charges, management fees, mineral property exploration costs and professional fees.

Management fees relate to fees paid or accrued to the directors of Magellan Acquisition Corp., our wholly owned Nevada subsidiary.

Mineral property exploration costs primarily relate to fees incurred in connection with maintaining our option on the Golden Snow Project, the Fish Project and CPG Project and maintaining our Clisbako Property in good standing.

The additional professional fees during the three months ended August 31, 2009 primarily relate to costs incurred in connection with our acquisition of the Optioned Properties, collection of amounts due from Solfotara Mining Corp. (“Solfotara”) and meeting our ongoing reporting requirements under the Exchange Act.

Finance fees during the three months ended August 31, 2009 primarily relate to amortization of the discount resulting from the allocation of proceeds to the warrants and the intrinsic value beneficial conversion feature.

We anticipate our operating expenses will increase if we implement our exploration program on our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At August 31, 2009	At November 30, 2008	Increase / (Decrease)
Current Assets	$60,367	$29,926	101.7%
Current Liabilities	(298,651)	(199,605)	49.6%
Working Capital Deficit	$(238,284)	$(169,679)	40.4%

Cash Flows
	Nine Months Ended	Nine Months Ended
	August 31, 2009	August 31, 2008
Cash Flows (Used In) Operating Activities	$(150,496)	$(31,833)
Cash Flows From Investing Activities	40,000	(35,000)
Cash Flows From Financing Activities	80,570	111,000
Decrease In Cash During Period	$(29,926)	$44,167

The increase in our working capital deficit at August, 31, 2009 from our year ended November 30, 2008 is a result of the fact that: (i) accounts payable increased due to our lack of capital to meet ongoing expenditures; and (ii) we recorded a payable of $55,575 in connection with our acquisition of the Clisbako Property. This amount was partially offset by the fact that we have recorded a notes receivable of $50,000 in connection with the amounts that were owed to us by Solfotara, as discussed below.

During the nine months ended August 31, 2009, we issued 55 units for total proceeds of $137,500. Each unit is comprised of a $2,500, 10% convertible note and 10,000 share purchase warrants. Upon issuance of the 55 units, we terminated the offering.

On August 6, 2008, we entered into a letter of intent with Magellan Copper and Gold plc (“Magellan”) pursuant to which we intended to acquire Magellan Resources Pte Ltd. and St. Anthony Resources Pte Ltd. (collectively, the “Magellan Singapore Subsidiaries”). In connection with the Letter of Intent, we advanced an aggregate of $110,367 to Magellan (the “Advances”). However, on December 17, 2008, we relinquished any rights that we may have had to acquire the Magellan Singapore Subsidiaries pursuant to the terms of a purchase agreement dated for reference as of December 15, 2008 with Solfotara, Magellan and Magellan Acquisition Corp. (“MAC”), our wholly owned subsidiary. Under the terms of this purchase agreement, Solfotara issued 250,000 of its shares (the “Shares”) to MAC and agreed to repay the Advances to MAC as follows: (i) $20,000 within three days of signing the agreement (which amount has been paid); (ii) $30,000 on April 15, 2009 (which amount has been paid); and (iii) $50,000 on June 15, 2009 (which amount has been paid subsequent to the end of the fiscal quarter). In consideration of the Shares and the above payments, we relinquished any rights that we may have had to acquire Magellan Singapore Subsidiaries and assigned to Solfotara our right to be repaid the Advances.

Future Financings

As at August 31, 2009, we had no cash on hand. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

On May 1, 2009, our Board of Directors approved a private placement offering of up to 3,000,000 units (the “Private Placement Units”) at a price of $0.20 per Private Placement Unit for gross proceeds of up to $600,000. Each Private Placement Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a period of one year following the date of issuance at an exercise price equal to $0.30 per share. This offering of Private Placement Units will be made to investors who are not “U.S. Persons” as defined in Regulation S of the Securities Act. As of August 31, 2009, we had not received any proceeds under this offering, and have not issued any securities under this offering. There are no assurances that any Private Placement Units will be sold under this offering.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended November 30, 2008 (the “2008 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2008 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 31, 2009, we had no cash on hand and a working capital deficit of $238,285. Our plan of operation calls for significant expenses in connection with the exploration and development of our mineral properties, particularly the Clisbako Property, and to meet our obligations under the Option Agreement to acquire the Golden Snow Project, Fish Project and CPG Project. On May 1, 2009, our Board of Directors approved a private placement offering of up to 3,000,000 units (the “Units”) at a price of $0.20 per Unit for gross proceeds of up to $600,000. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a period of one year following the date of issuance at an exercise price equal to $0.30 per share. This offering of Units will be made to investors who are not “U.S. Persons” as defined in Regulation S. As of August 31, 2009, we had not received any proceeds under this offering, and have not issued any securities under this offering. There are no assurances that any units will be sold under this offering.

Obtaining financing would be subject to a number of factors outside of our control, including market conditions and additional costs and expenses that might exceed current estimates. These factors may make the timing, amount, terms or conditions of financing unavailable to us in which case we will be unable to complete our plan of operation on our mineral properties and to meet our obligations under the Option Agreement.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $517,786 for the period from our inception on April 28, 2006 to August 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Our former auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our former auditor's comments when determining if an investment in us is suitable.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as disclosed in our Current Reports on Form 8-K, we have not completed any unregistered sales of equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(5)
3.3	Bylaws, as amended.(1)
4.1	Specimen Stock Certificate.(1)
10.1	Purchase Agreement dated June 16, 2006 between the Company and Kimberly Sinclair.(1)
10.2	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)
10.3	Purchase Agreement dated December 15, 2008 among Magellan Acquisition Corp., Solfotara Mining Corp. and Magellan Copper and Gold plc.(4)
10.4	Purchase Agreement dated December 16, 2008 between the Company and Bako Resources Inc.(4)
10.5	Assignment Agreement dated May 29, 2009 among the Company, Portal Resources US Inc. and Portal Resources Ltd.(6)
10.6	Extension Agreement Dated July 23, 2009 between the Company and Bako Resources Inc.(7)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2008.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2009.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENGRAM CORPORATION

Date: October 19, 2009	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)