Form 10-K
period 2009-11-30
PENGRAM CORP
filed 2010-03-16
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-52626

PENGRAM CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	68-0643436
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1200 Dupont Street, Suite 2J
Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (360) 255-3436

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
[ ] Yes [ x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [ x ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [ x ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,679,086, based on a price of $0.32, being the average bid and ask price of our common stock as of May 29, 2009, our most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 15, 2010, the Registrant had 54,247,144 shares of common stock outstanding.

PENGRAM CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2009

TABLE OF CONTENTS

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Pengram,” and the “Company” mean Pengram Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

GENERAL

We were incorporated on April 28, 2006 under the laws of the State of Nevada. On April 13, 2009 we amended our Articles of Incorporation by increasing our issued and authorized common stock on a three-for-one basis. Accordingly, our authorized capital of common stock increased from 100,000,000 shares, par value of $0.001 per share, to 300,000,000 shares, par value of $0.001 per share.

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties. We currently own a 100% interest in our lead mineral project called the “Clisbako Property” and also in a property that we refer to as the “Texada Gold Property." We also have options to acquire: (i) a 100% interest in the “Golden Snow Project," the “Fish Project” and the “CPG Project;" (ii) an 85% interest in the “Manado Gold Property;” and (iii) a 100% interest in the “June Claims.” Our mineral properties are described in detail below.

We anticipate that we will be focusing our resources on the exploration of the Clisbako Property, the Golden Snow Project and the exercising of our option of the Manado Gold Property due to their potential and current state of development.

We are actively reviewing other gold potential mineral properties for future acquisition.

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report on Form 10-Q for the quarter ended August 31, 2009, we experienced the following corporate developments:

1.	On January 19, 2010, we entered into the Manado Agreement. See “Manado Gold Property” below.

2.	On January 21, 2010, we entered into a second extension agreement (the "Second Extension Agreement") with Bako Resources Inc. See “Clisbako Property” below.

3.	On January 21, 2010, we announced that our directors have approved proceeding with an exploration program including the drilling of the main targets on the Clisbako Property.

4.	On February 5, 2010, we entered into the June Agreement. See “June Claims” below.

5.	On March 15, 2010, we entered into a third extension agreement dated for reference February 15, 2009 with Bako Resources Inc. See “Clisbako Property” below.

CLISBAKO PROPERTY

Our main mineral property is the “Clisbako Property,” which we own a 100% interest. The Clisbako Property covers an area of approximately 3,388 hectares and is located in the Interior Plateau Region of north central British Columbia. It is composed of ten contiguous mineral claims, situated within the Cariboo Mining Division. The claims are situated approximately 80 miles west of Quesnel, British Columbia

Description of Property

Our acquisition of the Clisbako Property was completed under the terms of a purchase agreement dated December 16, 2008 with Bako Resources Inc. (“Bako”). Under the terms of the purchase agreement, we issued to Bako 2,000,000 pre-split (6,000,000 post-split) shares and a promissory note in the amount of $56,600 (CDN $70,000 translated to US$65,913 as at November 30, 2009) payable on June 30, 2009. On July 23, 2009, we entered into an extension agreement with Bako to extend the due date of the promissory to December 31, 2009. In consideration of the extension, we issued 60,000 shares of our common stock to Bako. On January 21, 2010, we entered into a second extension agreement with Bako, whereby Bako agreed to extend the due date of a non-interest bearing promissory note in the amount of CDN $70,000 payable to Bako from December 31, 2009 to February 15, 2010. In consideration of the extension, we issued to Bako 10,000 shares of our common stock. On March 15, 2010, we entered into a third extension agreement dated for reference February 15, 2009, with Bako, whereby Bako agreed to extend the due date of a non-interest bearing promissory note in the amount of CDN $65,000 payable to Bako from December 31, 2009 to June 30, 2010. In consideration of the extension, we agreed to pay CDN $5,000 of the promissory note and issue to Bako 20,000 shares of our common stock

The Clisbako Property covers approximately 3,388 hectares. The mineral claims making up the Clisbako Property are recorded with the Ministry of Energy, Mines and Petroleum Resources (the “Ministry of Mines”) as follows:

Tenure Number	Area in Hectares	Expiry Date
530325	489.55	October 29, 2010
530328	489.74	October 29, 2010
530329	313.10	October 29, 2010
530387	391.81	October 29, 2010
530462	391.81	October 29, 2010
530464	391.66	October 29, 2010
530465	313.21	October 29, 2010
534877	293.62	October 29, 2010
534928	293.62	October 29, 2010
535450	19.58	October 29, 2010

The Province of British Columbia owns the land covered by the Clisbako Property. To our knowledge, there are no aboriginal land claims that might affect our title to the Clisbako Property or the Province’s title of the property.

In order to maintain the Clisbako Property in good standing, we must complete minimum exploration work on the Clisbako Property and file confirmation of the completion of the work with the Ministry of Mines. In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. The minimum exploration work that must be performed and/or the fee for keeping our claims current is equal to $8.00 CDN (approximately $7.57 US) per hectare. As our mineral claims are in good standing until October 29, 2010, we will be required to complete minimum exploration work or pay a minimum fee of CDN$27,104 (approximately US$25,632) on or before October 29, 2010 and each year thereafter in order to keep the Clisbako Property current. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, our mineral claims will lapse and we will lose all interest in our mineral claims.

Location, Access, Climate and Physiography

The Clisbako Property is located in the Interior Plateau Region of north central British Columbia. It is composed of ten contiguous mineral claims, situated within the Cariboo Mining Division. The claims are situated approximately 80 miles west of Quesnel, British Columbia.

Access to the property is by paved highway west from Quesnel to Nazko, then 30 miles southwest by gravel Forest Service Roads (“FSR”). The 4200 FSR crosses the northern portion of the Clisbako Property and branch roads and logging tracks provide access to much of the rest of the property.

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

Eighty Eight Resources Ltd.: 1989 – 1991 - In 1989, a regional reconnaissance exploration program was conducted within the Nechako Basin by Eighty Eight Resources Ltd. Epithermal quartz float collected on the property returned weakly to moderately anomalous gold, silver and arsenic values. Subsequent work traced these samples to their source and led to the discovery of several extensive areas of epithermal silicification and argillic alteration in 1990.

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

Minnova Inc.: 1991- 1992 - The property was subsequently optioned to Minnova Inc., and five more claims (Clisbako 16-20) were added to the property in April, 1991, following a compilation of data and reinterpretation of the 1990 field work. Minnova then proceeded to fly an airborne magnetic and electromagnetic survey over the entire property. Grid line spacing over the pre-existing grid was tightened to 100 meters line spacing and grid lines were extended 1 kilometer to the west. The entire gridded area was geologically mapped and sampled, the results of which delineated the Gore and Pond epithermal alteration zones. A total of 18 trenches were excavated covering 5 mineralized zones (North, South, Central, Discovery and Trail Zones), all of which were mapped in detail and sampled. Based on the results of these programs a 19 hole NQ drill program was completed totaling 3,024 meters. This included 11 holes in the North Zone, 7 holes in the South Zone and 1 diamond drill hole in the Central Zone. The program confirmed the presence of widespread anomalous gold concentrations but failed to delineate any zones of economic significance.

In June, 1992, a total of seventeen 2-post claims were added on the claim group, presumably to ensure that there were no internal fractions between the Clisbako 4 & 13, 7 & 14, 5 & 10 and 8 & 10 claims. Minnova conducted a gradient array IP geophysical survey over 17 partial grid lines covering those zones identified to date in the central portion of the property. An additional 7 trenches were completed in the West Lake, Gore, West Pit and Central Zones. An 11 hole, 1,358 meter NQ drill program was conducted to evaluate the results of the gradient array IP survey and extensions to zones identified in 1991. Although the drilling intersected extensive widths of strong epithermal alteration in each target area, no significant precious metal values were detected. Nonetheless, indicator elements such as mercury, arsenic and tin were strongly anomalous throughout, indicating that the system as a whole has a classic epithermal signature.

Phelps Dodge: 1994 – 1996 - After the expiration of Minnova’s option, Phelps Dodge examined the property and subsequently optioned it in the fall of 1994. Phelps Dodge, through Fox Geological Services Inc., carried out a 22 line kilometer soil geochemical sampling program in 1994. Thick glacial till cover in the project area effectively masks any bedrock leaching and the soil survey failed to define zones of epithermal alteration.

Fox Geological was retained again to conduct a combined rock and soil geochemistry program, IP geophysical survey, geological mapping and a diamond drilling program during the 1995 field season. The 1995 program focused on developing new targets in relatively under explored parts of the property and further evaluating known zones of mineralization with limited historical work.

Fox Geological Services completed 36 miles of gridding west of Camp Lake to the western claim boundary. Mapping and prospecting on the grid generated 339 rock samples of bedrock and float, returning values from trace to 9760 ppb gold. This sample was collected from a cluster of weakly quartz veined feldspar phyric rhyolite float boulders within a discrete dispersion train in till. The bedrock source of these boulders has not been discovered.

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

Goodall (Global Geological): 1996 – 2003 - The Bako 1 to 16 claims were subsequently staked by Geoff Goodall, P. Geo. in 1996 to cover previously identified zones of alteration and mineralization. A prospecting program was conducted on the Bako 1 to 5 mineral claims in the spring of 2002. These claims cover eight zones of hydrothermal alteration typified by pronounced bleaching of the host felsic volcanics and are characterized by intense argillic alteration accompanied by multi-stage intense quartz veining, weak to strong silicification, and/or hydrothermal brecciation. The work program consisted of prospecting traverses and rock geochemical sampling of areas adjacent to and within previously discovered zones of alteration. A total of fifty-two rock samples were collected. A strong correlation was shown to exist between anomalous gold values and anomalous silver values. Samples with anomalous concentrations of antimony also had anomalous levels of arsenic, and mercury was weakly anomalous.

Bard Ventures: 2003 - 2004 - The property was optioned to Bard Ventures in late 2003 and Global Geological Services established two geophysical grids over the Discovery and Brooks Zones totaling 24.5 line kilometers. Previous mapping and sampling programs within these areas uncovered concentrations of quartz rich boulder float with grab samples indicated anomalous gold values.

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

In the north and northeastern parts of the complex, aphyric and biotite phyric rhyolite and rhyodacite flows and flow domes are common. In the north part of the area a lahar-moat facies containing boulder breccia, conglomerate, sandstones and lacustrine siltstone with opaline sinters is associated with mainly flow and flowdome units of andesite and dacite composition. The south eastern part of the caldera complex is underlain by platy fractured, generally aphyric to weakly augite phyric dacite and andesite, with local areas of basalt and minor suggestions of the presence of a lacustrine moat facies. The southwestern part of the caldera is underlain mainly by dacitic, andesite and subordinate biotite phyric flow units, with local areas to the north of biotitequartz phyric rhyolite flow and pyroclastics. Here, the lahar-lacustrine-siliceous sinter moat assemblage occupies a large area in the central part of this southwestern sector.

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

Argillic alteration occurs up to 100 meters into the hanging wall of the source structures. In zones where several parallel structures occur close together, such as at the North Zone, the argillic zones coalesce. Silicification is more restricted, occurring as 1 to 25 meter wide zones along fault planes. Narrow subparallel silicified zones also occur in the footwall of the host structures.

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

Current Exploration Activités

James Chapman, P. Geo. and P. Eng., and Willie Kushner, B.Sc. Geo., our consulting geologists, concluded that a strong potential for mineralization on the property lies within structurally controlled features at depth.

Our consulting geologists recommend a three-phase continuing exploration program be undertaken on the property to determine the prime localities of mineralization on which to focus concentrated exploration.

The three-phase program and its approximate estimated costs consist of the following:

Phase	Recommended Exploration Program	Approximate Estimated Cost	Status
Phase I	Soil geochemical surveys, prospecting, mapping and geophysics in order to better define the Bari 1 and Bari 2 zones.	CDN $122,000 ($115,375)	Plan to implement in Third Quarter 2010.
Phase II	Trenching and IP geological surveys.	CDN $152,000 ($143,746)	To be determined based on the results of Phase I.
Phase III	Diamond drilling on selected targets.	CDN $523,000 ($494,601)	To be determined based on the results of Phase I.
	Total Estimated Cost	CDN $797,000 ($753,723)

Subject to obtaining sufficient financing, Phase I of our exploration program is intended to be commenced in the summer of 2010. If we are able to obtain financing, Phase I of our exploration program on the Clisbako Property will involve soil geochemical surveys, prospecting, mapping and geophysics in order to define the Bari 1 and Bari 2 zones.

MANADO GOLD PROPERTY

On January 19, 2010, we entered into an agreement with Agus Abidin dated for reference November 2, 2009 (the “Manado Agreement”) to acquire an option to earn up to an 85% interest in the Manado Gold Property. Under the terms of the Manado Agreement, we have agreed to pay $35,000 to the owners of the Manado Gold Property (the “Owners”) for the exclusive right for 90 days to formalize an agreement (the “Acquisition Agreement”) to earn up to an 85% undivided interest in the Manado Gold Property. After the 90 day period, we may elect to exercise our option to enter into the Acquisition Agreement and will have 30 days to finalize the terms of the formal Acquisition Agreement. On January 21, 2010, we entered into an extension agreement with Agus Abidin whereby the parties agreed to extend the due diligence period to March 31, 2010.

Under the terms of the proposed Acquisition Agreement, we will be able to earn an interest in the Manado Gold Property by making cash payments, issuing shares and completing work programs at various stages. We will be able to acquire:

(a)

an initial 10% interest in the Manado Gold Property by paying $90,000 and issuing 150,000 shares of our common stock to the Owners on execution of the Acquisition Agreement, and completing a mineral exploration program at a cost of not less than $250,000 prior to the first anniversary of the Acquisition Agreement;

(b)

an additional 15% interest in the Manado Gold Property by paying $100,000 and issuing 300,000 shares of our common stock to the Owners on the first anniversary of the Acquisition Agreement, and completing a mineral exploration program at a cost of not less than $500,000 prior to the second anniversary of the Acquisition Agreement;

(c)

an additional 26% interest in the Manado Gold Property by paying $200,000 and issuing 500,000 shares of our common stock to the Owner on the second anniversary of the Acquisition Agreement, and completing a mineral exploration program at a cost of not less than $1,000,000 prior to the third anniversary of the Acquisition Agreement; and

(d)	an additional 34% interest in the Manado Gold Property by completing a scoping study.

If we acquire an 85% interest in the Manado Gold Property under the proposed Acquisition Agreement, we will be responsible for the costs of any feasibility studies and, if warranted, placing the Manado Gold Property into commercial production. In addition, we will have an option to acquire the remaining 15% interest in the Manado Gold Property by paying the Owners $5,000,000.

Additional terms of the proposed Acquisition Agreement include, among other things, that we will be responsible for all costs in maintaining the Manado Gold Property in good standing, and we will have the right to terminate the Acquisition Agreement on 60 days notice. If the proposed Acquisition Agreement is terminated, we will be entitled to retain the interest in the property we earned as of the termination date.

During the Due Diligence Period, the Owner of the Manado Gold Property is prohibited from negotiating with or entering into an agreement with any third party in connection with the disposition or any other encumbrance of it its interest in the Manado Gold Property.

There is no assurance that we will exercise our option to enter into the formal Acquisition Agreement, or that we will be able to earn any interest in the Manado Gold Property.

Description of the Property

The Manado Gold Property is comprised of four contiguous mining tenements called “Bagkit Limpoga Jaya”, “Hakian Wellem Rumansi”, “Ratak Mining”, and “Manembo Mineral” which cover an area of approximately 300 hectares.

Location, Access and Physiography

The Manado Gold Property is located 50 miles south of Manado in northern Sulawesi, Indonesia. It is accessible by 3 miles of partly paved all-weather road from Ratatotok, a village along the coastal national highway, which in turn is accessible by 60 miles of paved road from Manado. The city of Manado is a major commercial center served by local and international flights as well as ocean-going vessels.

Property History

In 1981, PT Newmont Minahasa Raya, an Indonesian subsidiary of Newmont Gold Company of Denver, commenced the exploration of their contract of work (“COW”) concession. The exploration program led to the discovery of several small gold deposits. The largest of the deposits known as the Mesel together with other smaller satellite deposits was placed into production in 1996. Due to deteriorating relations with the local people and government, Newmont was forced to cease mining operations in 2002 but continued milling ore stockpile up to 2004. PT Newmont produced a total 2 million grams of gold mainly from the Mesel open pit.

Newmont also identified three zones that my contain gold mineralization, which are called Limpoga, Pasolo and Nona Hoa. These zones were defined by the drilling of some 273 boreholes. Although detailed engineering and economic studies were completed, no mining in any one of the three zones was actually carried out. After the departure of Newmont, all three zones were subsequently included in tenements acquired by local companies in Manado.

Newmont drilled a total of 6,457 meters at the Limpoga zone between 1989 to 1999. In particular, 92 closely-spaced (40 meters) diamond drill holes were drilled between 1989 to 1993. In late 1998, Newmont completed an additional 1,695 meters of closed spaced (20 meters) diamond drill holes. In 1999, Newmont also drilled 19 Reverse Circular (“RC”) holes for a total of 1,064 meters at the Limpoga zone. This large amount of high density drilling provided the data points for detailed engineering, which included geotechnical, bulk density, permeability and metallurgical tests. The historical drilling of Newmont indicated 196,000 tons of mineralized material at an estimated grade of 7.99 g/t at the Limpoga zone.

Regional Geology

Recent exploration has highlighted North Sulawesi as a significant gold province located within a series of spatially overlapping Tertiary volcanic arcs. In the western ensialic portion, rhyodacitic volcanics overlie quartzo-feldspathic metamorphic basement. In contrast, the central and eastern ensimatic areas comprise marine basaltic basement overlain by andesitic volcanic, the centres of which have migrated progressively eastwards from the Early Miocene until the present day.

Property Geology

Located on the Manado Gold Property is a massive karsted basal limestone unit overlain by a volcanogenic sediment which is a reworked tuff. This sediment is commonly calcareous at is base and shows slump and bedding textures. The bedding dips from 15-60o to the north. Intruding this sequence is the Limpgoa andesite. The andesite is porphyritic and invariably altered to an assemblage of chlorite+ carbonate. Porphyroblasts of hornblende and feldspar occur in a fine grained matrix. Petrographic studies indicate this rock to be a tonalite. A sequence of andesite tuffs, flowing overlying the reworked tuff to the east is most likely volcanic equivalents of the Limpoga andesite. Unconformably overlying all the previous units is a series of volcaniclastic rocks. This unit comprises of volcanic conglomerate, breccia and, in places flows. The rocks are mostly of andesitic composition with minor porphyritic hornblende dacite.

Eluvial deposits of quartz and clay sit on the karsted limestone surface. There deposits are interpreted to be erosional remnants of silicificied cavefill sediments mostly in the footwall of the LP fault zone.

The east northeast – west southwest trending Limpoga Lambak fault is the main structural feature of the Limpogo zone. This fault dips 60° to the north and exploits the unconformity separating volcanistic rock to the north from the andesite, limestone and reworked tuff to the south. The LP fault is a splay off the Limpoga-Lambak fault. This fault dips from 45-60° to the north and is the main control of gold mineralization. The fault is manifested as a fault breccia. Clasts of subangular to angular silicified, argillised tuff and limestone.

Elsewhere in the immediate area, low sulphidation gold veins occur such as those in the Nona Hoa and Pasolo zones. Both styles of mineralization are hosted in Miocene carbonate rocks occurring in a northeasterly graben. Visible gold is characteristic of the three zones.

Mineralization

The rock types that host gold are quartz boulder and clay sediments which comprise 30% of the Limpoga deposit, brecciated fault zone material, limestone and reworked tuff. The formations at Mesel are hosted in silicified, decalcified and dolomitized carbonates developed at intersecting east-west and north-west faults.

The mineralized areas of the Mesel and Libongan zones are hosted in Miocene volcaniclastics and sediments occurring either as disseminations or as veins. The extensively occurring limestone, which may contain anomalous gold mineralization, presents an excellent potential for the development of a large bulk mineable gold deposit.

In this region, the following gold mineralization categories are recognized: gold copper porphyries; gold and metal breccias; and high and low sulphidation ephithermal systems.

Current Exploration Activities

We plan to conduct due diligence as soon as practicable pursuant to the Manado Agreement. Our due diligence period does not expire until March 31, 2010. Upon satisfactory due diligence and subject to entering into a formal option agreement, we plan to commence an initial exploration program of approximately $250,000 in order to confirm results of the previous exploration work on the mineralized zones.

GOLDEN SNOW PROJECT, FISH PROJECT AND CPG PROJECT

One May 29, 2009 we acquired an option for a 100% undivided interest (the “Nevada Option Agreement”) in certain mineral properties known as the Golden Snow Project in Eureka County, Nevada, the Fish Project in Esmeralda County, Nevada and the CPG Project in Mineral County, Nevada (collectively, the “Eureka Optioned Properties”). Our acquisition of the option was completed pursuant to the terms and conditions of an assignment agreement (the “Assignment Agreement”) dated May 29, 2009 with Portal Resources Ltd. (“PRL”) and Portal Resources US Inc.’s (the “Assignor”). Under the terms of the Assignment Agreement, the Assignor assigned all of its rights and interest in the an option agreement (the “Option Agreement”) dated August 28, 2008 among the Assignor, Claremont Nevada Mines LLC (“Claremont”), Scoonover Exploration LLC (“Scoonover”) and JR Exploration LLC (“JR”). In consideration of the assignment, we issued 150,000 shares of common stock to PRL.

In order to maintain and exercise the Nevada Option Agreement, we will be required to:

(a)	pay to Claremont:

	(i)	$10,000 on August 28, 2009 (which amount has been paid);
	(ii)	$15,000 on August 28, 2010;
	(iii)	$20,000 on August 28, 2011;
	(iv)	$25,000 on August 28, 2012; and
	(v)	$30,000 on August 28, 2013 and each subsequent year of the term of the Nevada Option Agreement (the term is for ten years and may be renewed for an additional ten years);

(b)	pay the annual claim maintenance fees for the Optioned Properties during the term of the Nevada Option Agreement. The Eureka Optioned Properties are in good standing until September 1, 2010; and

(c)

pay $1,000 to Claremont in conjunction with the delivery to Claremont of a copy of a mine plan of operations in respect of the Eureka Optioned Properties, or a final feasibility study in respect of the Optioned Properties.

Upon our exercising of the Nevada Option Agreement, Claremont, Scoonover and JR will collectively reserve a 3% net smelter royalty on the Eureka Optioned Properties. We may purchase up to 2% of the royalty for $500,000 per 1% of the royalty.

Of the Golden Snow Project, the Fish Project and the CPG Project we have decided to focus our resources on the exploration of the Golden Snow Project due to its potential and current state of development.

Golden Snow Project

Description of Property

The Golden Snow Project consists of 114 unpatented mining claims covering approximately 3.5 square miles eight miles southwest of Eureka, Nevada. The titles to the property will expire on September 1, 2010 if we do not renew our claim.

Location, Access, and Physiography

The Golden Snow Project is contiguous to the southern end of Staccato Gold’s Lookout Mountain property, which has identified several mineralized areas. The property is located in Eureka County, Nevada and is situated near several existing gold mines. Eight miles north of the Golden Snow Project is the East Archimedes Gold Mine where Barrick Gold Corporation is currently mining a Carlin-type sediment hosted gold deposit. The Golden Snow Project is also contiguous to the southern end of Staccato Gold's South Eureka property, where Staccato has identified several mineralized areas.

Property History

Early exploration in the Eureka Mining District commenced in the 1860’s with the development of small mines throughout the district. Prior to the 1950’s, the Eureka Mining District is believed to have produced an estimated $122 million of gold, silver, copper, lead and zinc.

Since the 1960s disseminated gold deposits have been explored for in the Eureka Mining District. Located north of the Golden Snow Property are historical producing mines including 112,000 ounces of gold at the Windfall Mine and 17,700 ounces of gold at the Lookout Mountain Mine.

In 1992, Homestake Mining conducted an exploration program that resulted in the discovery of the West Archimedes gold deposit. By 2002, a total of 670,000 ounces of gold were produced from this deposit. In 2003, additional exploration work was conducted on the West Archimedes deposit which allowed for an increase in the mineralized zone.

Geology

Many of the sediment-hosted gold deposits in Nevada appear to have developed at or near platform margin/basin margin sites where mineralization is found to be disseminated along the “low-stands” or karsted zone separated different stratigraphic units. The Golden Snow Project is positioned along this major platform margin that extends northwards to Cortez Hills, Pipeline and beyond. Future study of the location of these platform margins may result in the discovery of additional world-class gold deposits in Nevada.

Based on a cross section showing the location of mineralization at Lookout Mountain, gold mineralization has come up along the host margin where Devonian age rocks are in contract with the Cambrian age rocks. The mineralization is not only found within the feeder fault, but it is also disseminated out along these “low-stand zones” which are commonly the break between different rock formations. Another example of the same host margin mineralization can be seen in a cross section of the mineralization at Lone Tree. This mineralization is similar to Lookout mountain section except that it lies on the western edge of a of a horst block. Mineralization has also been discovered along the Wayne Zone Fault, which forms the western edge of the horst, and spreads out along favorable host rocks. Both styles of mineralization appear to potentially exist at the Golden Snow Project.

The feeder fault for mineralization at Lookout Mountain is the Ratto Ridge Fault which has been interpreted to lie on the west side of the major horst block.

The geology of the Golden Snow Project has been interpreted to consist of Devonian age rocks striking north/south and trending southward under pediment cover. It has also been interpreted that the Cambrian section is possibly in fault contact with the Devonian section. Both rock types are favorable host rocks for Carlin-style mineralization throughout Nevada, especially in the Eureka Area.

The following sets out the geological units exposed on the Golden Snow Project:

Bay State Dolomite – The Bay State Dolomite is a massive dark grey to black to purplish dolomite which is reported to be 600-850 feet thick in the Eureka Area. The lower portion of this unit is made up of irregular bedded light-grey, dolomite sandstone. The upper portion is in gradational contact with the overlying Devils Gate Limestone.

Sentinel Mountain Dolomite – The Sentinel Mountain Dolomite gradationally overlies Oxyoke Canyon . It is composed of alternating, thick-bedded, coarse-grained, light-gray dolomite and motted, finely laminated, chocolate brown dolomites with a strong petroliferous odor when broken. It ranges in thickness from 410 feet to 600 feet.

Oxyoke Canyon – The Oxyoke is predominantly light gray to brown weathering, fine to medium-grained, quartz sandstone with a dolomatic matrix. It ranges in thickness of less than 20 feet up to 400 feet thick throughout the Eureka Area.

Sadler Ranch – The Sadler Ranch locally has been divided up into an upper and lower dolomite and a middle crinoidal dolomite. The lower dolomite is a medium to thick-bedded, very finely grained, light gray to yellowish-gray dolomite. The middle crinoidal dolomite is a light to medium-gray, poorly bedded, laminated to cross-laminated, crinoidal packstone with thin lenses of mudstone and packstone. The upper dolomite is a medium to thick-bedded, very fine-grained, light-gray laminated dolomite. The thickness of this unit varies from 90 feet to 450 feet.

McColley Canyon/Bartine Member – The McColley Canyon is dominantly a medium to thick bedded gray limestone with interbedded light brown-gray fossiliferous and organic-rich dolomite. The Bartine is composed of thin to medium-bedded, medium-gray, fine grained limestone and yellowish argillaceous limestone with abundant brachiopods. Some people combine these units whereas others map them as separate units. These rocks vary from 330 feet to 650 feet thick.

Beacon Peak Dolomite – This unit is a massive, light gray to brown, finely laminated dolomite, with local thin beds of finely laminated dolomite and thin lenses of well rounded, quartz-rich sandstones with a dolomitic matrix. The average thickness is 328 feet.

Mineralization

Two major target zones exist on the Golden Snow Project. These primary targets would be eastern and western boundary of the horst block. Both the eastern and western edge extends for over 15,000 feet as shown by gravity geophysics. Only drill hole ELP-8 drilled close enough to the eastern edge of the gravity high to test for possible mineralization. The remaining holes were either far to east and out into the abyss, or too far west of the eastern horst fault and on top of the gravity high.

A magnetic survey run over the eastern portion of the claim block shows a magnetic high and has been interpreted to be an intrusive as opposed to volcanics. This area is also a potential favorable target area for gold and base-metal mineralization.

Numerous anomalous zones with large, coherent clusters of anomalous gold, arsenic, antimony, mercury, lead and barite have been identified on the Golden Snow Project. The majority of the anomalies appear to be located in the northeastern and eastern and eastern portion of the claim block because of surface or near surface bedrock. These values are probably related to mineralization associated with the buried intrusive. Anomalous arsenic, antimony and mercury are present in the area of the Ratto Fault. Since these minerals are usually formed distal to gold in Carlin-style systems the geochemistry may indicate gold mineralization at depth.

Current Exploration Activities

Subject to obtaining sufficient financing, in the summer of 2010, we plan to retain a consulting geologist to conduct a review of the Golden Snow Project in order to recommend an exploration program. Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on these properties.

Fish Project

The Fish Project is situated within the Walker Lane Mineral Belt, Lone Mountain District, Esmeralda County, Nevada and is located approximately 12 miles west of the historic mining town of Tonopah, Nevada. The Fish Project consists of 58 unpatented lode mining claims and is 492 hectares or 1.9 square miles.

The Fish Project is a skarn-manto gold, silver and base metal prospect.

Previous rock chip sampling on the Fish Project returned the following results: gold values ranging from less than 0.002 ounces per ton, to 0.307 ounces per ton; silver values ranging from less than 0.01 ounces per ton, to 32 ounces per ton; zinc values ranging from 0.01% to 32.8%; and lead values ranging from less than 0.01% to 16.4%

Atlas minerals previously conducted drilling on quartz veining in the northern portion of the property. However, their drilling program did not detect any significant mineralization.

Previous drilling by Atlas Minerals has focused on the quartz veining in the northern portion of the property. No significant mineralization was encountered.

Three targets have been identified on the Fish Project. The first target contains a small iron skarn gossan within white crystalline limestone adjacent to a felsic dyke trending 130º and dipping vertical. The mineralization zone may have originated from a hidden porphyry copper intrusion. There is the potential for hidden skarns associated with lobes of granodiorite.

The second target consists of numerous shafts trending 300º. The minor dykes and vuggy quartz veining occurs within bluish limestones trending 305/85W to 345/80W. Small skarn pods occur within the limestone and adjacent to dykes.

The third target consists of white fine grained silicified limestone with dark gray-blue bands (siltstones?) containing minor pyrite and galena. Previous exploration on the third target has returned values up to 0.293 opt gold, 4.58 opt silver and 6.6% zinc. Directly to the east of the pit containing the auriferous shear is a west dipping thrust. The area underlying this thrust has not been tested and may represent a good target since the thrust and associated shear structures could be a good conduit for mineralizing fluids.

The Fish Project currently represents an early stage exploration property. Due to the potential of the Golden Snow Project, we have deprioritized the implementation of an exploration program on this property.

CPG Project

The CPG Project consists of 44 unpatented mining claims covering approximately 1.3 square miles within Mineral County, Nevada. The CPG Project is located in Eureka County, Nevada and is situated near several existing gold mines. Approximately 10 miles north of the CPG Project Kennecott's now closed Denton-Rawhide Mine produced 1.4 million ounces of gold and 10 million ounces of silver between 1990 and 2004.

The area of interest is contained along the southern and western boundary of the Copper Mountain. A Jurassic age quartz monazite has intruded limestones and caused skarnification and deposition of principally copper mineralization. The skarn mineralization is pod-like and occurs adjacent to hornblende quartz feldspar porphyry dikes trending approximately east-west.

The CPG Project hosts an early stage porphyry and skarn type copper-gold-molybdenum prospect. Previous rock sampling on the property returned the following results: gold values ranging from less than 0.001 ounces per ton, to 0.036 ounces per ton; silver values ranging from less than 0.0031 ounces per ton, to 0.75 ounces per ton; copper values ranging from 0.005% to 13.65%; and molybdenum values ranging from less than 0.005% to 0.012% .

The CPG Project is an early stage exploration property. Due to the potential of the Golden Snow Project, we have deprioritized the implementation of an exploration program on this property.

JUNE CLAIMS

On February 5, 2010, we entered into an option agreement to acquire the June Mineral Claims (the "June Claims") in the Alberni Mining Division of the Province of British Columbia.

Under the terms of the option agreement (the “June Option Agreement”), we can acquire a 100% undivided interest in the property, subject to a royalty of 2% of net smelter returns, by paying $43,000 and issuing 300,000 common shares in stages over a three year period as follows:

(a)	paying the Optionor US $3,000 on execution of the June Option Agreement, which payment has been made;

(b)	paying the Optionor US $10,000 on or before May 6, 2010;

(c)	paying the Optionor US $10,000 and issuing 100,000 shares of the Optionee’s common stock on or before February 5, 2011;

(d)	paying the Optionor US $10,000 and issuing 100,000 shares of the Optionee’s common stock on or before the February 5, 2012; and

(e)	paying the Optionor US $10,000 and issuing 100,000 shares of the Optionee’s common stock on or before February 5, 2013.

The agreement is an option only and we may determine at any time not to proceed in which case we would not be liable to issue any shares or pay any funds beyond the amounts due at the time we provide notice that we are not proceeding. There is no assurance that we will exercise this option.

The June Claims cover an area of approximately 250 acres located 5.5 miles southeast of Gold River, British Columbia. The elevation of the claim varies from seal level on the west side of Matchlee Bay, rising to about 2,000 feet to the west. Elevation of the main showing is about 500 feet. The topography in general is very rough.

Location, Access, and Physiography

The property is about 5.5 miles by deep water southeast of the dock and pulp mill at Gold River, B.C. on the west coast of Vancouver Island. Gold River is a town with full facilities. It is connected by 57 miles of paved road to B.C. Highway 19 at Campbell River. It is an additional 8 miles of paved road to the dock and pulp mill at Muchalat Inlet. A boat is necessary for travel from Gold River to the property, unless flying in with amphibious aircraft.

Timber in the area of the main showing was logged off several years ago and the steep access road to the showings is growing in with brush and trees. An additional logging road has bisected the property since the former exploration work was conducted and it opens up a relatively large area for exploration. It would accommodate trail bikes, four-wheel drive vehicles, or dune buggies.

Water is available from creeks on the property.

Property History

The history of the property goes back at least to 1939 when the property was staked by the June Group. It consisted of 8 claims and 3 fractions. It was transferred the same year by bill of sale to William Sloan of Zeballos, who was the trustee for the Burman River Gold Mines Syndicate, Vancouver.

In 1946, a geologist with the BC Department of Mines took 31 samples from the property for assay. The samples assayed in a range from trace to 16 oz. per ton of gold and 22 oz. per ton silver, with the average of the 31 samples being over one ounce gold per ton and five ounces silver per ton. A number of the assays also contained copper, lead and zinc.

A small sampling program by an independent geologist in 1977 confirmed the existence of the same suite of mineralization on the property. In 1977, two samples taken across a vein exposed in workings on the property returned the following values:

Sample No.	Au oz/t	Ag oz/t	Cu %	Pb %	Zn %
16211	0.672	6.73	4.68	0.70	0.33
16212	0.226	8.62	5.91	0.65	0.19

Geology

The geology of the property consists of altered andesitic volcanics, in close proximity to the limestone, granodiorite, basalt, and feldspar porphyry. The contact with the granodiorite is about 700 feet south of the main showing and, where observed, running in a west-northwest direction.

On the property is a well-defined shear-zone, from a few inches to 6 feet wide, that has been exposed in open-cuts and in the adit for a distance of 120 feet and is reported to have been found in a small pit about 220 feet farther east of the adit and may be the eastward continuation of the main vein-shear. At the western end of the exposure the shear is strongly silicified over width’s ranging from 1 foot to 6 feet and consists of finely-grained dark-grey quartz mineralized with pyrrhotite, chalcopyrite, and small amounts of galena and magnetite. A few narrow stringers of white, later quartz cut the silicified shear. In the eastern end, mainly in the adit, although the silicified width is less, being from 3 to 14 inches, the silicification is more intense and results in a well-defined lens of quartz that contains a few whisps of unreplaced andesite and, around and extending from them, streaks of massive sulphide.

Mineralization

The metallic minerals seen in polished sections under the microscopic area in order of abundance: Chalcopyrite, magnetite, and chalcopyrite with smaller amounts of arsenopyrite, pyrrhotite, pyrite, sphalerite, galena, and, closely associated with the galena, a sliver-bismuth, sulphide, tentatively identified by polarization, etch reactions, and compositions as matildite. Magnetite is abundant in some sections, and a few grains of sphalerite were seen in the chalcopyrite. The magnetite, arsenopyrite, pyrrhotite, and pyrite are all strongly fractured and replaced by chalcopyrite and galena. The matildite occurs in small blades in the galena. No free gold was seen in any sections studied but those sections containing abundant magnetite, arsenopyrite, and chalcopyrite assayed highest in gold.

A quartz vein, strike north 48 degrees west and dip vertical, and referred to as No. 4 vein, is found about 500 feet east of the adit. This vein consists of 5 to 6 inches of quartz and follows a strong shear, 6 inches wide, in andesite. It has intermittently stripped for 50 feet.

A strong shear, strike north 85° west and dip 75° south, has been opened by an open-cut at the beach, on the north side of the mouth of June Creek. This cut, 12 feet wide at the mouth, has been driven westerly on the shear, horizontally for 8 feet and the upward on a slope of 55° for 12 feet. The shear has an over-all width of 4 feet, but the strongest shearing is confined to a 4-inch width close to the hanging wall. Short gashes of solid pyrite up to ½ inch thick and of sphalerite up to 1 foot long by 3 inches thick are found in the shear. Quartz is restricted to a few hair-like stringers.

The road building for the logging operation opened up and exposed a strip diagonally across much of the claim group. The rock exposed is dense, aphanitic to fine grained dark green-black and tentatively classified as basalt. It is cut by a lighter grey-green aphanitic rock with poorly developed light grey feldspar phenocrysts. It is referred to as felsite porphyry. The felsite porphyry gives slightly lower magnetometer readings than the surrounding basalt.

The rock in the tunnel area is slightly lighter in color and has been classified as andesite. Limestone and granodiorite have been found to the west and southwest and have given high readings on the total heavy metals geochemical field test. A pyrite zone with some zinc value was discovered by the prospectors on the north bank of June Creek between stations 64 and 65.

The southwest station 65 at the south edge of the creed was a large to light green skarn zone containing a black, platy, magnetic mineral, probably pyrrhotite. Further west along the creek to the falls is massive limestone. Many parts of the creek are in a canyon and can only be fully explored at periods of low water.

TEXADA GOLD PROPERTY

We have also staked and acquired a 100% interest in a property called the “Texada Gold Property." The property is less than one mile north of the Town of GIllies Bay. The Texada Gold Property is comprised of five mineral claims and is located on Texada Island, British Columbia. The largest island in the Strait of Georgia lies 68 miles west-northwest of Vancouver and is accessible by car and ferry either directly by Powell River on the mainland or circuitously through the Town of Comox on Vancouver Island. Air service upon request is available on certain scheduled flights from Vancouver to Powell River.

The property is centered at 49° 42’ 30” north latitude (UTM 5507050 N) and 124° 29’ 30” west longitude (UTM392500 E) on N.T.S. mapsheets 092F/09W and 092F/10E. Road access to and within the property is good. The gravel Central Road and the paved GIllies Bay – Vananda highway cross the northeastern and southwestern boundaries respectively. Old logging roads traversable by 4-wheel drive vehicles and other trails suitable for foot access only provide access to most of the property.

The mineral claims making up the Texada Gold Property are recorded with the Ministry of Mines as follows:

Tenure No.	Claim Name	Area (Ha)	Expiry
600319	TEXADA GOLD	188.04	June 10, 2010
600411	TEXADA GOLD 2	83.60	June 10, 2010
600412	TEXADA GOLD 3	20.89	June 10, 2010
600413	TEXADA GOLD 4	250.80	June 10, 2010
600414	TEXADA GOLD 5	167.15	June 10, 2010

The topographic relief on the property ranges from 50 meters above sea level on the southwest to approximately 220 meters on the east boundary which is on the southwest flank of Mount Pocahontas. The property is characterized by northwesterly trending rocky ridges that are typically 50 meters above intervening gullies which commonly contain small streams or swamps. The forest cover is mostly second or third growth Douglas-fir, arbutus and jackpine on the fairly sparse ridges and cedar, spruce, hemlock, balsam, and poplar in the lower elevations. Thick underbrush together with abundant deadfall and logging remnants characterize the valleys.

The island is within the “Sunshine Coast” area of British Columbia and features mild winters and moderate, dry summers. Consequently, all aspects of surface exploration may be carried out year round. Drinking water for the two towns on the island is provided by two dammed lakes. One of them, Cranby lake is less than one mile from west of the property. Water for diamond drilling as available from the many creeks and swamps on the property.

Subject to obtaining sufficient financing, in the summer of 2010, we plan to get a consulting geologist to conduct a review of this property in order to recommend an exploration program. Once our consulting geologist has provided us with their findings we will determine whether to proceed with an exploration program on this property.

COMPLIANCE WITH GOVERNMENT REGULATION

British Columbia Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Mines. The Ministry of Mines manages the development of British Columbia’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

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

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the Ministry of Mines. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is CDN $4.00 (approximately US$3.78) in the first three years and CDN$8.00 (approximately US$7.67) in subsequent years. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse, and we will lose all interest that we have in our mineral claims.

Nevada Regulations

Exploration and development activities are all subject to stringent national, state and local regulations. All permits for exploration and testing must be obtained through the local Bureau of Land Management (“BLM”) offices of the Department of Interior in the State of Nevada. The granting of permits requires detailed applications and filing of a bond to cover the reclamation of areas of exploration. From time to time, an archaeological clearance may need to be obtained prior to proceeding with any exploration programs.We plan to secure all necessary permits for any future exploration.

We have to apply for and receive permits from the BLM to conduct drilling activities on BLM administered lands. Mining operations are regulated by the Mine and Safety Health Administration (“MSHA”). MSHA inspectors periodically visit projects to monitor health and safety for the workers, and to inspect equipment and installations for code requirements. Workers must have completed MSHA safety training and must take refresher courses annually when working on a project. A safety officer for the project should also on site. Other regulatory requirements monitor the following:

(i)	Explosives and explosives handling.

(ii)	Use and occupancy of site structures associated with mining.

(iii)	Hazardous materials and waste disposal.

(iv)	State Historic site preservation.

(v)	Archaeological and paleontological finds associated with mining.

We believe that we are in compliance with all laws and plan to continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect its business operations. There is however no assurance that any change in government regulation in the future will not adversely affect our business operations.

Each year we must pay a maintenance fee of $140 per claim to the Nevada State Office of the Bureau of Land Management and on September 1 of each year we must file an affidavit and Notice of Intent to Hold the claims in Mineral County. With respect to the Golden Snow Project, Fish Project and CPG Project, we have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2010.

Indonesia Regulations

Exploration and development activities are subject to the rules and regulation of the Indonesian ministry of Energy and Mineral Resources. Under current Indonesian law, a domestic entity may acquire a license through a Kuasa Pertanbangan (“KP”). The KP grants exclusive mineral rights to the holder for specified minerals and defined mineral activities. There are several types of KP including, but not limited to, general survey KP, exploration KP, exploitation KP, process and refining KP and transportation and marketing KP.

In order for a foreign entity to carry out mineral activities in Indonesia it must acquire a contract of work (“CoW”) the CoW sets out in detail the rights and obligations of the foreign entity with respect to the exploration, development, and operation of the mineral property.

Indonesian regulations also set for requirements with respect to land remediation, water use and discharge, exploration of the mined material, mine safety and use of explosives.

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

Prior to undertaking mineral exploration activities, we must make application for a permit, if we anticipate disturbing land. A permit is issued after review of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

As of November 30, 2009, we had $3,711 cash on hand and a working capital deficit of $360,987. Our plan of operation calls for significant expenses in connection with the exploration and development of our mineral properties, particularly the Clisbako Property, and to meet our obligations under our option agreements to acquire: (i) the Golden Snow Project, Fish Project and CPG Project; (ii) the Manado Gold Property; and (iii) the June Claims. There is no guarantee that we will to exercise these options or that in the event we do exercise any of these options, that the acquisition(s) will in fact occur.

On May 1, 2009, our Board of Directors approved a private placement offering of up to 3,000,000 units (the “Units”) at a price of $0.20 per Unit for gross proceeds of up to $600,000. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a period of one year following the date of issuance at an exercise price equal to $0.30 per share. This offering of Units will be made to investors who are not “U.S. Persons” as defined in Regulation S. As of November 30, 2009, we had received proceeds of $18,860 under this offering, but have not issued any securities. There are no assurances that any units will be sold under this offering.

Obtaining financing would be subject to a number of factors outside of our control, including market conditions and additional costs and expenses that might exceed current estimates. These factors may make the timing, amount, terms or conditions of financing unavailable to us in which case we will be unable to complete our plan of operation on our mineral properties and to meet our obligations under our option agreements.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $643,115 for the period from our inception on April 28, 2006 to November 30, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our former auditor's comments when determining if an investment in us is suitable.

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

There is no assurance that we will be able to exercise our options to acquire the Manado Gold Property, the Eureka Optioned Properties and the June Claims.

In order to exercise our options to acquire the Manado Gold Property, Eureka Optioned Properties and June Claims, we are required to make a series of cash payments and meet the annual claim maintenance fees. In order to meet these payments we will need to obtain substantial financing. If we are unable to meet these payments, we will lose our options to acquire these properties.

We may be unable to conduct exploration activities due to foreign regulations.

We may have trouble obtaining any necessary permits, and complying with foreign mining law to do our inexperience. We may be prohibited by mining laws in Indonesia from conducting due diligence or any other activity on the Manado Gold Property. We have not conducted any research into the property, mining, or other applicable laws regarding the Manado Gold Property.

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

Our common shares are quoted on the OTC Bulletin Board under the symbol "PNGM.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire at a price equal or greater than the price paid by the investor.

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

We rent office space at 1200 Dupont Street, Suite 2J, Bellingham, WA 98225, consisting of approximately 144 square feet, at a cost of $337 per month. This rental is on a month-to-month basis without a formal contract.

Our mineral properties are discussed in detail above under the heading “Item 1. Business”.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock originally commenced trading on the OTC Bulletin Board under the symbol “PGRM” on July 11, 2007. Our symbol was changed to "PNGM" upon completion of a 3-for-1 stock split of our authorized and issued common stock effective April 13, 2009.

The high and low bid information for our common stock for the years ended November 30, 2009 and 2008 as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
February 28, 2008	$0.067	$0.00
May 31, 2008	$0.117	$0.02
August 31, 2008	$0.15	$0.067
November 30, 2008	$0.133	$0.083
February 28, 2009	$0.25	$0.10
May 31, 2009	$0.30	$0.10
August 31, 2009	$0.325	$0.16
November 30, 2009	$0.40	$0.15

The above quotations have been adjusted to reflect the 3-for-1 stock split effected April 13, 2009. Quotations provided by the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of March 15, 2010, there are 54,247,144 shares of our common stock issued and outstanding held of record by 24 registered stockholders. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

All unregistered sales of our equity securities made during the fiscal year ended November 30, 2009 have been previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

Subject to obtaining sufficient financing, Phase I of our exploration program is intended to be commenced in the summer of 2010. If we are able to obtain financing, Phase I of our exploration program on the Clisbako Property will involve soil geochemical surveys, prospecting, mapping and geophysics in order to define the Bari 1 and Bari 2 zones. We anticipate that Phase I will cost approximately CDN $122,000 ($117,851). There is no assurance that we will be able to acquire such financing.

Manado Gold Property

We plan to conduct due diligence as soon as practicable pursuant to the Manado Agreement. Our due diligence period does not expire until March 31, 2010. Upon satisfactory due diligence and subject to entering into a formal option agreement, we plan to commence an initial exploration program of approximately $250,000 in order to confirm results of the previous exploration work on the mineralized zones.

Golden Snow Project, Fish Project, CPG Project, June Claims and Texada Gold Property

Subject to obtaining sufficient financing, in the summer of 2010, we plan to retain a consulting geologist to conduct a review of these properties in order to recommend an exploration program to be conducted in fall 2010 or early 2011. Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on these properties.

During the next twelve months, we will be required to make a number of payments in order to maintain our options to acquire the Golden Snow Project, Fish Project, CPG Project. Under the terms of our options to acquire the Golden Snow Project, Fish Project, CPG Project and June Claims, in order to keep them in good standing, we are required to pay to Claremont: (i) an option payment of $15,000 by August 28, 2010; and (ii) the Bureau of Land Management maintenance and claim fees of approximately $32,088 by September 1, 2010. If we are unable to make the payments to Claremont, the Bureau of Land Management or pay the annual maintenance claim fees, we will lose our interest in the Golden Snow Project, Fish Project and CPG Project. Under the terms of the option agreement to acquire the June Claims, we are required to pay US $10,000 on or before May 6, 2011.

These agreements are options only and we may determine at any time not to proceed in which case we would not be liable to issue any shares or pay any funds beyond the amounts due at the time we provide notice that we are not proceeding. There is no assurance that we will exercise this option.

As at November 30, 2009, we had $3,711 cash on hand. Accordingly, we have insufficient cash on hand to proceed with our exploration on the Clisbako Property, conduct due diligence of the Manado Gold Property, satisfy the option payments to acquire the Golden Snow Project, Fish Project and CPG Project, and meet our ongoing operating costs. There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all. As such we will require substantial financing in order to meet our obligations.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	November 30, 2009	November 30, 2008	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(375,580)	(139,039)	170.1%
Net Loss	$(375,580)	$(139,039)	170.1%

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

Expenses

The major components of our expenses for the years ended November 30, 2009 and 2008 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	November 30, 2009	November 30, 2008	Increase / (Decrease)
Bank charges and interest	$15,418	$-	100%
Consulting Fees	-	400	(100)%
Depreciation Expense	505	505	0.0%
Filing and Regulatory	5,609	4,185	34%
Finance charges	53,619	-	100%
Incorporation Costs	1,262	800	57.8%
Investor Relations	9,800	-	100%
Management Fees	36,000	11,800	205.1%
Mineral Property Exploration Costs	51,930	-	100%
Office and Administrative	19,181	11,215	71.0%
Professional Fees	168,675	104,134	62.0%
Travel	13,581	-	100%
Write-off of Mineral Property Costs	-	6,000	(100)%
Total Expenses	$375,580	$139,039	170.1%

Our operating expenses during the year ended November 30, 2009 totaled $375,580 compared with $139,039 during the year ended November 30, 2008. The increase in our operating expenses was primarily a result of increased bank charges and interest, finance charges, management fees, mineral property exploration costs and professional fees.

Management fees relate to fees paid or accrued to the directors of Magellan Acquisition Corp., our wholly owned Nevada subsidiary.

Mineral property exploration costs primarily relate to fees incurred in connection with maintaining our option on the Golden Snow Project, the Fish Project, CPG Project, Manado Gold Property and June Claims, and maintaining our Clisbako Property and Texada Property in good standing.

The additional professional fees during the year ended November 30, 2009 primarily relate to costs incurred in connection with our acquisition of our optioned properties, and meeting our ongoing reporting requirements under the Exchange Act.

Finance fees during the year ended November 30, 2009 primarily relate to amortization of the discount resulting from the allocation of proceeds to the warrants and the intrinsic value beneficial conversion feature.

We anticipate our operating expenses will increase if we implement our exploration program on our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At	At	Percentage
	November 30, 2009	November 30, 2008	Increase / (Decrease)
Current Assets	$14,078	$29,926	(53.0)%
Current Liabilities	(375,065)	(199,605)	87.9%
Working Capital Deficit	$(360,987)	$(169,679)	112.7%

Cash Flows
	Year Ended	Year Ended
	November 30, 2009	November 30, 2008
Cash Flows used in Operating Activities	$(203,885)	$(41,973)
Cash Flows from (used in) Investing Activities	90,000	(110,367)
Cash Flows from Financing Activities	87,670	178,500
Net Increase (Decrease) in Cash During Period	$(26,215)	$26,160

The increase in our working capital deficit at November 30, 2009 from our year ended November 30, 2008 is a result of the fact that: (i) accounts payable increased due to our lack of capital to meet ongoing expenditures; (ii) we recorded a payable of $65,913 (CDN $70,000) in connection with our acquisition of the Clisbako Property; and (iii) we recorded $18,860 as unit subscriptions received as we have not issued these securities as at November 30, 2009.

During the year ended November 30, 2009, we issued 55 units for total proceeds of $137,500. Each unit is comprised of a $2,500, 10% convertible note and 10,000 share purchase warrants. Upon issuance of the 55 units, we terminated the offering. We received proceeds of $67,500 during the year ended November 30, 2008 and the remaining $70,000 during the year ended November 30, 2009. During the year ended November 30, 2009, no amounts of principal or accrued interest were converted into shares of the Company’s common stock.

On August 6, 2008, we entered into a letter of intent with Magellan Copper and Gold plc (“Magellan”) pursuant to which we intended to acquire Magellan Resources Pte Ltd. and St. Anthony Resources Pte Ltd. (collectively, the “Magellan Singapore Subsidiaries”). In connection with the Letter of Intent, we advanced an aggregate of $110,367 to Magellan (the “Advances”). However, on December 17, 2008, we relinquished any rights that we may have had to acquire the Magellan Singapore Subsidiaries pursuant to the terms of a purchase agreement dated for reference as of December 15, 2008 with Solfotara, Magellan and Magellan Acquisition Corp. (“MAC”), our wholly owned subsidiary. Under the terms of this purchase agreement, Solfotara issued 250,000 of its shares (the “Shares”) to MAC and agreed to repay the Advances to MAC as follows: (i) $20,000 within three days of signing the agreement (which amount has been paid); (ii) $30,000 on April 15, 2009 (which amount has been paid); and (iii) $50,000 on June 15, 2009 (which amount has been paid). In consideration of the Shares and the above payments, we relinquished any rights that we may have had to acquire Magellan Singapore Subsidiaries and assigned to Solfotara our right to be repaid the Advances. The total value attributed to the common stock received from Solfotara was $10,367, or approximately $0.04 per share.

Financing Requirements

As at November 30, 2009, we had $3,711 cash on hand. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

On May 1, 2009, our Board of Directors approved a private placement offering of up to 3,000,000 units (the “Private Placement Units”) at a price of $0.20 per Private Placement Unit for gross proceeds of up to $600,000. Each Private Placement Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a period of one year following the date of issuance at an exercise price equal to $0.30 per share. This offering of Private Placement Units will be made to investors who are not “U.S. Persons” as defined in Regulation S of the Securities Act. As of November 30, 2009, we had received proceeds of $18,860 under this offering, but have not issued any securities. There are no assurances that any Private Placement Units will be sold under this offering.

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

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

Mineral Property Interests

We are an exploration stage mining company and have not yet realized any revenue from our operations. We are primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, when facts and circumstances indicate impairment may exist.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements:

Audited consolidated financial statements as of November 30, 2009, including:

1.	Report of Independent Registered Public Accounting Firm (Davidson and Company, L.L.P., Chartered Accountants);

2.	Report of Independent Registered Public Accounting Firm (BehlerMick, P.S., Certified Public Accountants)(Formerly Williams & Webster, P.S.);

3.	Consolidated Balance Sheets as of November 30, 2009 and 2008;

4.	Consolidated Statements of Operations for the years ended November 30, 2009 and 2008 and for the cumulative period from inception on April 28, 2006 to November 30, 2009;

5.	Consolidated Statements of Cash Flows for the years ended November 30, 2009 and 2008 and for the cumulative period from inception on April 28, 2006 to November 30, 2009;

6.	Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from inception on April 28, 2006 through November 30, 2009; and

7.	Notes to the Consolidated Financial Statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pengram Corporation

We have audited the accompanying consolidated balance sheet of Pengram Corporation (the “Company”) as of November 30, 2009, and the related consolidated statements of operations, cash flows and stockholders equity (deficiency) for the year ended November 30, 2009 and for the period from inception on April 28, 2006 to November 30, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2009, and the results of its operations and its cash flows for the year ended November 30, 2009 and for the period from inception on April 28, 2006 to November 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the exploration stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

March 15, 2010

1200 - 609 Granville Street P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

To the Board of Directors and Stockholders of
Pengram Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Pengram Corporation as of November 30, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pengram Corporation as of November 30, 2008 and the results of its operations, stockholders equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BehlerMick PS
BehlerMick PS
Spokane, Washington
March 11, 2009

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30
	2009	2008

ASSETS

Current
Cash	$3,711	$29,926
Marketable securities (Note 11)	10,367	-
Total Current Assets	14,078	29,926

Computer Equipment (Note 3)	253	758
Mineral Property Acquisition Costs (Note 4)	440,100	-
Advances (Note 11)	-	110,367

Total Assets	$454,431	$141,051

LIABILITIES

Current
Accounts payable and accrued liabilities	$172,333	$93,040
Amounts due to related parties	24,000	6,000
Amount due to shareholder	1,920	1,000
Promissory note payable (Note 4)	65,913	-
Promissory notes payable to related parties (Note 5)	23,901	21,901
Loan payable (Note 6)	6,476	10,164
Convertible notes (Note 8)	61,662	-
Convertible notes subscriptions received	-	67,500
Unit subscriptions received (Note 9)	18,860	-
Total Current Liabilities	375,065	199,605

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 7)
Authorized: 100,000,000 preferred stock with a par value of $0.001 per share
300,000,000 common voting stock with a par value of $0.001 per share

Issued: 54,207,144 common shares as at November 30, 2009 and 47,997,144 as at November 30, 2008	54,207	47,997

Share Subscriptions Received In Advance (Note 9)	2,500	-
Additional Paid-In Capital	582,595	125,284
Share Purchase Warrants (Note 7)	83,179	35,700
Accumulated Deficit During The Exploration Stage	(643,115)	(267,535)
Total Stockholders’ Equity (Deficiency)	79,366	(58,554)

Total Liabilities And Stockholders’ Equity (Deficiency)	$454,431	$141,051

The accompanying notes are an integral part of these consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEARS		APRIL 28
	ENDED		2006 TO
	NOVEMBER 30		NOVEMBER 30
	2009	2008	2009

Expenses
Bank charges and interest	$15,418	$-	$18,514
Consulting fees	-	400	2,350
Depreciation expense	505	505	1,263
Filing and regulatory	5,609	4,185	15,248
Finance charges	53,619	-	53,619
Incorporation costs	1,262	800	3,382
Investor relations	9,800	-	9,800
Management fees	36,000	11,800	92,600
Mineral property exploration costs	51,930	-	61,430
Office and administrative	19,181	11,215	43,214
Professional fees	168,675	104,134	322,114
Travel	13,581	-	13,581
Write-off of mineral property costs	-	6,000	6,000

Net Loss For The Period	$(375,580)	$(139,039)	$(643,115)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of CommonShares Outstanding	53,614,295	45,712,212

The accompanying notes are an integral part of these consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEARS		APRIL 28
	ENDED		2006 TO
	NOVEMBER 30		NOVEMBER 30
	2009	2008	2009

Cash (Used In) Operating Activities
Net loss for the period	$(375,580)	$(139,039)	$(643,115)
Adjustment for items not affecting cash:
Depreciation	505	505	1,263
Finance charges on convertible notes	53,619	-	53,619
Foreign exchange on promissory note payable	9,313	-	9,313
Accrued interest payable	14,681	2,065	16,746
Write-off of mineral property costs	-	6,000	6,000
Changes in non-cash operating working capital items:
Deposits	-	375	-
Accounts payable and accrued liabilities	75,577	88,121	168,617
Amounts due to related parties	18,000	-	24,000
	(203,885)	(41,973)	(363,557)
Cash Provided By (Used In) Investing Activities
Advances	100,000	(110,367)	(10,367)
Mineral property acquisition costs	(10,000)	-	(16,000)
Computer equipment	-	-	(1,516)
	90,000	(110,367)	(27,883)
Cash Provided By Financing Activities
Convertible notes subscriptions received	-	67,500	-
Issuance of convertible notes	70,000	-	137,500
Issuance of common stock	-	80,000	208,981
Unit subscriptions received	18,860	-	18,860
Share subscriptions received in advance	2,500	-	2,500
Promissory notes payable to related parties	7,000	20,000	27,000
Repayment of promissory notes payable to related parties	(7,000)	-	(7,000)
Loan payable	(4,610)	10,000	5,390
Amount due to shareholder	920	1,000	1,920
	87,670	178,500	395,151

Increase (Decrease) In Cash	(26,215)	26,160	3,711
Cash, Beginning Of Period	29,926	3,766	-

Cash, End Of Period	$3,711	$29,926	$3,711

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$400	$-	$400
Income taxes	$-	$-	$-

Non-Cash Financing And Investing Activities
Shares received from Solfotara Minerals Corp. (Note 11)	$10,367	$-	$10,367
Shares issued for mineral property acquisition costs (Note 4)	$373,500	$-	$373,500
Promissory note payable for mineral property acquisition costs (Note 4)	$56,600	$-	$56,600

The accompanying notes are an integral part of these consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION APRIL 28, 2006 TO NOVEMBER 30, 2009
(Stated in U.S. Dollars)

						DEFICIT
						ACCUMULATED
			SHARE			DURING
			SUBSCRIPTIONS	ADDITIONAL	SHARE	THE
	COMMON STOCK		RECEIVED	PAID-IN	PURCHASE	EXPLORATION
	SHARES	AMOUNT	IN ADVANCE	CAPITAL	WARRANTS	STAGE	TOTAL

June 19, 2006 – stock issued for cash at $0.001	27,000,000	$27,000	$-	$(18,000)	$-	$-	$9,000
Stock issued for cash $0.01 in private placement	17,997,144	17,997	-	101,984	-	-	119,981
Net loss for the period	-	-	-	-	-	(20,112)	(20,112)
Balance, November 30, 2006	44,997,144	44,997	-	83,984	-	(20,112)	108,869

Net loss for the year	-	-	-	-	-	(108,384)	(108,384)
Balance, November 30, 2007	44,997,144	44,997	-	83,984	-	(128,496)	485

September 4, 2008 – units issued for cash at $0.03	3,000,000	3,000	-	41,300	35,700	-	80,000
Net loss for the year	-	-	-	-	-	(139,039)	(139,039)
Balance, November 30, 2008	47,997,144	47,997	-	125,284	35,700	(267,535)	(58,554)

Stock issued for mineral property	6,000,000	6,000	-	294,000	-	-	300,000
Relative fair value allocation of convertible notes	-	-	-	90,021	47,479	-	137,500
Stock issued under assignment agreement	150,000	150	-	37,350	-	-	37,500
Stock issued pursuant to extension agreement	60,000	60	-	35,940	-	-	36,000
Share subscriptions received in advance	-	-	2,500	-	-	-	2,500
Net loss for the year	-	-	-	-	-	(375,580)	(375,580)

Balance, November 30, 2009	54,207,144	$54,207	$2,500	$582,595	$83,179	$(643,115)	$79,366

The accompanying notes are an integral part of these consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
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

Forward Stock Split

During the year ended November 30, 2009, the Company completed a three-for-one forward stock split of its common stock. The Company’s authorized common stock was increased from 100,000,000 shares with a par value of $0.001 per share to 300,000,000 shares with a par value of $0.001. Share and per share dates (except par value) for the periods presented have been adjusted to reflect the effects of this stock split.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $643,115 for the period from April 28, 2006 (inception) to November 30, 2009, and has no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company’s financial statements are prepared using the accrual method of accounting. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing when facts and circumstances indicate impairment may exist.

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

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests (Continued)

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

	d)	Cash

Cash consists primarily of cash on deposit.

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

	f)	Computer Equipment

Computer equipment is recorded at cost and will be depreciated over an estimated useful life of three years on a straight-line basis.

	g)	Financial Instruments

The Company’s financial instruments include cash, marketable securities, accounts payable and accrued liabilities, amounts due to related parties, amount due to shareholder, promissory note payable, promissory notes payable to related parties, loan payable and convertible notes. All such instruments are carried at cost, which, due to the short maturity of these financial instruments, approximate fair value at November 30, 2009.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	h)	Foreign Currency Translation

The Company’s functional currency is the US dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items are translated at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items are translated at the historical exchange rate;
		iii)	revenue and expense items are translated at the average rate in effect during the applicable accounting period.

	i)	Use of Estimates

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

	2009	2008

Convertible notes	2,910,856	-
Share purchase warrants	4,650,000	3,000,000

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	k)	Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

An asset retirement obligation (“ARO”) is a legal obligation associated with the retirement of a tangible long-lived asset and is recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flows, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Share-based Compensation

The Company accounts for stock-based compensation under the provisions of FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718 and the conclusions reached by ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

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

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	p)	Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.

The Company uses a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company measured their marketable securities using Level 3 fair value assumptions as at November 30, 2009. The fair value of the common shares received (see Note 11) was determined as the difference between the Company’s cash advances paid and the cash advances to be recovered from Solfotara Minerals Corp. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended November 30, 2009.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	p)	Fair Value of Financial Instruments (Continued)

The following table presents information about the Company’s financial instruments that have been measured at fair value as of November 30, 2009, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
		PRICES	OTHER
	FAIR VALUE	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	AT	MARKETS	INPUTS	INPUTS
	NOVEMBER 30
DESCRIPTION	2009	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)

Assets:
Cash	$3,711	$3,711	$-	$-
Marketable securities	10,367	-	-	10,367
Assets measured at fair value at November 30, 2009	$14,078	$3,711	$-	$10,367

q)	Comparative Figures

Certain comparative figures have been reclassified to conform with the current year’s presentation.

r)	Recent Accounting Pronouncements

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010- 09 in February 2010 and did not disclose the date the financial statements are available to be issued.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	r)	Recent Accounting Pronouncements (Continued)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010- 06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

In June, 2009, the FASB issued Update No. 2009-01, The FASB Accounting Standards CodificationTM (“ASC”) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This guidance is set forth in Topic 105 (“ASC 105”). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009, which, for the Company, is the fiscal year ending November 30, 2009. The adoption of this statement did not have a material effect on its financial results.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	r)	Recent Accounting Pronouncements (Continued)

In May, 2009, the FASB issued ASC 855, Subsequent Events. The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009, which, for the Company, was the interim period ending August 31, 2009. The Company has evaluated subsequent events through to March 15, 2010. The adoption of ASC 855 did not have a material effect to the Company’s current practice.

3.	COMPUTER EQUIPMENT

	2009			2008
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer Equipment	$1,516	$1,263	$253	$758

4.	MINERAL PROPERTY AND ACQUISITION COSTS

			ABANDONED,
	2008	ADDITIONS	IMPAIRED	2009
Mineral Property

Clisbako claims (b)	$-	$392,600	$-	$392,600
Eureka claims (c)	-	47,500	-	47,500

	$-	$440,100	$-	$440,100

			ABANDONED,
	2007	ADDITIONS	IMPAIRED	2008
Mineral Property

Spelter claim (a)	$6,000	$-	$(6,000)	$-

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY AND ACQUISITION COSTS (Continued)

	a)	Spelter Claim

During the period ended November 30, 2006, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Spelter” property) located in the Yellow Pine Mining District, Clark County, Nevada. The consideration was $6,000 cash (paid) on execution of the agreement.

During the year ended November 30, 2008, the Company abandoned and wrote off all costs incurred with respect to the Spelter property.

	b)	Clisbako Claims

On December 16, 2008, the Company entered into a purchase agreement to acquire an undivided 100% interest in a group of ten mineral claims (collectively known as the “Clisbako” claims) located in the Cariboo Mining Division of British Columbia, Canada. Consideration for the claims was 6,000,000 shares (issued – see Note 7(a)) of the Company’s common stock with a value of $300,000 and the issuance to the vendor of a promissory note in the amount of $56,600 (CDN$70,000 translated to US$65,913 as at November 30, 2009) payable June 30, 2009. On July 23, 2009, the Company reached an agreement with the vendor to extend the deadline of the promissory note to December 31, 2009. In consideration of the extension of the deadline, the Company issued 60,000 common shares to the vendor with a fair value of $36,000. The promissory note is unsecured and free of interest.

On January 21, 2010, the Company reached an agreement with the vendor to further extend the due date of the promissory note to February 15, 2010. In consideration of the further extension of the deadline, the Company will issue 10,000 shares of its common stock to the vendor (subsequently issued).

On March 15, 2010, the Company entered into a third extension agreement dated for reference February 15, 2009, with the vendor to extend the due date of a non-interest bearing promissory note in the amount of CDN $65,000 payable to the vendor from December 31, 2009 to June 30, 2010. In consideration of the extension, the Company agreed to pay $5,000 of the promissory note and issue to the vendor 20,000 common shares.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY AND ACQUISITION COSTS (Continued)

	c)	Eureka Claims

On May 29, 2009, the Company entered into an assignment agreement to acquire an undivided 100% interest in a series of mineral claims (collectively known as the “Eureka” claims) situated in the Eureka County, Esmeralda County and Mineral County, Nevada. Consideration for the claims is as follows:

		i)	150,000 common shares (issued) with a value of $37,500;

		ii)	$10,000 advance royalty payment due on or before August 28, 2009 (paid);

		iii)	$15,000 advance royalty payment due on or before August 28, 2010;

		iv)	$20,000 advance royalty payment due on or before August 28, 2011;

		v)	$25,000 advance royalty payment due on or before August 28, 2012;

		vi)	$30,000 advance royalty payment due on or before August 28, 2013, with an additional $30,000 due each year thereafter for a period of five years.

5.	PROMISSORY NOTES PAYABLE TO RELATED PARTIES

On December 19, 2007, the Company entered into a promissory note whereby it borrowed $20,000. The note is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at November 30, 2009, a total of $3,901 has been accrued as interest payable on the loan. During the year ended November 30, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

On August 26, 2009, the Company received two demand loans for a total of $7,000 from companies controlled by an officer and director of the Company. During the year ended November 30, 2009, the Company repaid these loans in full. These notes were unsecured, repayable on demand and free of interest.

6.	LOAN PAYABLE

On October 1, 2008, the Company received a loan from an arm’s length party of $10,000. The loan is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. During the year ended November 30, 2009, the Company paid back $4,610 of this balance. As at November 30, 2009, a total of $1,086 has been accrued as interest payable on the loan.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

7.	CAPITAL STOCK

	a)	Common Stock

On June 19, 2006, the Company issued 27,000,000 common shares to the Company’s founder (9,000,000 pre-stock split shares at a price of $0.001 for gross proceeds of $9,000).

During the year ended November 30, 2006, pursuant to a private placement, the Company issued 17,997,144 common shares (5,999,048 pre-stock split shares at a price of $0.02 for gross proceeds of $119,981).

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

During the year ended November 30, 2009, the Company completed the following stock transactions:

issued 6,000,000 common shares pursuant to a mineral property purchase agreement (see Note 4). The Company recorded these shares at a price of $0.05 per share for a total value of $300,000;
issued 150,000 common shares pursuant to a mineral property assignment agreement (see Note 4). The Company recorded these shares at a price of $0.25 per share for a total value of $37,500; and

issued 60,000 common shares pursuant to an extension to a mineral property purchase agreement (see Note 4). The Company recorded these shares at a price of $0.60 per share for a total value of $36,000.

	b)	Share Purchase Warrants

As at November 30, 2009, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF	EXERCISE	EXPIRY
WARRANTS	PRICE	DATE

3,000,000	$ 0.033	September 4, 2010
1,650,000	$ 0.083	April 30, 2010

4,650,000

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

	b)	Share Purchase Warrants (Continued)

A summary of changes in share purchase warrants for the years ended November 30, 2008 and 2009 is presented below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	WARRANTS	PRICE
Balance, November 30, 2006 and 2007	-	$-
Issued	3,000,000	$0.033
Balance, November 30, 2008	3,000,000	$0.033
Issued (Note 8)	1,650,000	$0.083
Balance, November 30, 2009	4,650,000	$0.05

The fair value of the warrants issued in connection with the private placement during the year ended November 30, 2008 was measured at the award date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 4.90%; expected volatility of 162% and a term of 0.75 years. Of the total proceeds, $35,700 was allocated to share purchase warrants.

The fair value of the warrants issued during the year ended November 30, 2009 was measured as disclosed in Note 8.

c)	Stock Options

As at November 30, 2009, the Company does not have an incentive stock option plan.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
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

During the year ended November 30, 2008, the Company had received $67,500 towards the convertible notes offering. During the year end November 30, 2009, the Company received the remaining $70,000 towards this offering.

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

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

8.	CONVERTIBLE NOTES (Continued)

In accordance with the provisions of ASC 470 – 20, the Company determines the intrinsic value of the beneficial conversion feature on the notes by comparing the market price of the Company’s common stock at issuance of the notes to the effective conversion price of the notes, as determined by dividing the proceeds allocated to the notes by the number of shares that would result from an immediate exercise of the conversion option. The initial beneficial conversion feature was determined to be $734,250; however, in accordance with the provisions of ASC 470 – 20, it is limited to the proceeds allocated to the notes, being $90,021. This beneficial conversion feature is recorded as an immediate charge to additional paid-in capital and a further discount on the convertible note carrying value. This further discount is amortized over the term of the notes to maturity. In the event of a conversion of any, or all of, the face amount of the notes, the proportionate amount of the unamortized beneficial conversion feature as of the date of conversion is immediately charged to operations.

During the year ended November 30, 2009, the Company recorded as finance charges, $18,515 of amortization of the discount resulting from the allocation of proceeds to the warrants and a further $35,104 of the intrinsic value of the beneficial conversion feature, leaving total unamortized amounts of $83,881.

During the year ended November 30, 2009, no amounts of principal or accrued interest were converted into shares of the Company’s common stock.

9.	UNIT AND SHARE SUBSCRIPTIONS RECEIVED IN ADVANCE

	a)	Unit subscriptions received

During the year ended November 30, 2009, the Company received $18,860 in advance of a private placement. Under the terms of the financing, a total of 94,300 units will be issued at a price of $0.20 per unit. Each unit will consist of one common share and one share purchase warrant, each whole warrant entitling the holder thereof to purchase an additional common share at a price of $0.30 for a period of one year. Due to the provision in the subscription agreements that the subscription funds will constitute non- interest bearing demand loans to the Company in the event the subscriptions are not accepted by the Company, the Company classified the unit subscriptions received in advance as current liabilities.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

9.	UNIT AND SHARE SUBSCRIPTIONS RECEIVED IN ADVANCE (Continued)

	b)	Share subscriptions received in advance

During the year ended November 30, 2009, the Company received $2,500 towards the exercise of share purchase warrants. A total of 30,000 shares of the Company’s common stock will be issued in fiscal 2010 (subsequently issued).

10.	RELATED PARTY TRANSACTIONS

During the year ended November 30, 2009, the Company paid management fees for services performed in the amount of $Nil (2008 - $2,800) to a former director and paid or accrued a total of $36,000 (2008 - $9,000) to the board of directors of MAC.

11.	MARKETABLE SECURITIES AND ADVANCES

The Company entered into a letter of intent dated August 6, 2008 with Magellan Copper and Gold PLC (“Magellan”) to acquire 100% of the issued and outstanding shares of Magellan Resources PTE Ltd. and St. Anthony Resources PTE Ltd. (“Magellan Subsidiaries”). Consideration for the transaction will consist of the following:

Issuance of up to 47,000,000 shares of the Company;
Cash payments of $50,000 on the execution of a formal agreement and $250,000 on closing; and

The assumption of liabilities, totaling not more than $110,000, of Magellan related to the preparation of technical reports and title opinions on the mineral resource properties held by Magellan subsidiaries.

Pending the closing of the transaction, the Company will advance $35,000 per month to Magellan for payment of expenses related to the mineral properties held by Magellan Subsidiaries. During the year ended November 30, 2008, the Company advanced a total of $110,367 to Magellan in connection with the letter of intent.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

11.	MARKETABLE SECURITIES AND ADVANCES (Continued)

On December 15, 2008, the Company decided not to pursue with the letter of intent and entered into an agreement with Solfotara Minerals Corp., a private Canadian company, whereby the Company would transfer their option to acquire the Magellan Subsidiaries for consideration as follows:

	1.	$20,000 cash payment within three days of the agreement date (received in February 2009);
	2.	$30,000 note receivable due March 15, 2009 and free of interest (received in July 2009);
	3.	$50,000 note receivable due June 15, 2009 and free of interest (received in September 2009); and
	4.	250,000 shares of common stock (received in February 2009).

The total value attributed to the common stock received from Solfotara Minerals Corp. was $10,367, or approximately $0.04 per share.

12.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises and investor relations services are provided on a month-to-month basis.

13.	SEGMENT INFORMATION

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

November 30, 2009
USA	$-	$47,500
Canada	253	392,600

	$253	$440,100

November 30, 2008
USA	$-	$-
Canada	758	-

	$758	$-

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

14.	INCOME TAX

	a)	Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2008 – 34%) to income before income taxes. The difference results from the following items:

	2009	2008
Loss for the period	$(375,580)	$(139,039)
Computed expected (benefit of) income taxes	(128,000)	(47,000)
Non-deductible item	17,600	-
Increase in valuation allowance	110,400	47,000
Income tax provision	$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2009	2008

Deferred income tax assets:
Non-capital loss carryforward	$198,000	$90,000
Mineral property and exploration expenditures	21,000	3,200
	219,000	93,200
Valuation allowance	(219,000)	(93,200)

Net deferred income tax assets	$-	$-

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

14.	INCOME TAX (Continued)

c)

The Company has incurred operating losses of approximately $582,000 which, if unutilized, will expire in 2029. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $501,000 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARD
		EXPIRATION
	AMOUNT	DATE

2009	$324,000	2029
2008	139,000	2028
2007	99,000	2027
2006	20,000	2026

Total income tax operating loss carry forward	$582,000

15.	SUBSEQUENT EVENTS

Other than as disclosed elsewhere in these consolidated financial statements, the Company had the following events occurring subsequent to the year ended November 30, 2009:

On January 19, 2010, the Company entered into an option agreement dated for reference November 2, 2009 (the “Agreement”) to acquire interests in four mineral claims (collectively referred to as the “Manado Gold claims”) in the Lobongan District of Northern Sulawesi, Indonesia.

In consideration of $35,000 (subsequently paid) to be paid on execution of this Agreement, the Company has been granted an exclusive right, for a period of 90 days (to January 31, 2010) from the date of execution of this Agreement (the “Due Diligence Period”) to enter into an acquisition agreement (the “Acquisition Agreement”) to acquire up to an 85% undivided interest in the Manado Gold claims. At any time prior to the expiration of the Due Diligence Period, the Company may elect, by notice in writing, to exercise its option to enter into the Acquisition Agreement.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

15.	SUBSEQUENT EVENTS (Continued)

The Acquisition Agreement shall provide for the earning of interests by the Company in the Manado Gold claims by making cash payments, stock issuances and completing work programs as follows:

a)	A 10% interest by:

Making a cash payment of $90,000 on execution of the Acquisition Agreement;
Issuing 150,000 shares of the Company’s common stock on execution of the Acquisition Agreement; and
Completing a mineral exploration program at a cost of not less than $250,000 within one year of the Acquisition Agreement.

b)	An additional 15% interest by:

Making an additional cash payment of $100,000 on the first anniversary of the Acquisition Agreement;
Issuing an additional 300,000 shares of the Company’s common stock on the first anniversary of the Acquisition Agreement; and
Completing an additional mineral exploration program at a cost not less than $500,000 prior to the second anniversary of the Acquisition Agreement.

c)	An additional 26% interest by:

Making an additional cash payment of $200,000 on the second anniversary of the Acquisition Agreement;
Issuing an additional 500,000 shares of the Company’s common stock on the second anniversary of the Acquisition Agreement; and
Completing an additional mineral exploration program at a cost not less than $1,000,000 prior to the third anniversary of the Acquisition Agreement.

d)	An additional 34% interest on completion of a scoping study on the claims.

Upon the Company earning an 85% interest as outlined above, the vendor shall be carried and shall not be obligated to pay their proportionate share of the costs to complete a feasibility study and to place the claims into commercial production. On completion of the feasibility study, the Company shall have the option to acquire the remaining 15% interest for a cash payment of $5,000,000.

On January 21, 2010, the Company and the vendor agreed to extend the Due Diligence Period from January 31, 2010 to March 31, 2010.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

15.	SUBSEQUENT EVENTS (Continued)

  On February 5, 2010, the Company entered into an option agreement to acquire an undivided 100% interest in a series of mineral claims (collectively known as the “June 1- 4 Claims”) situated in the Alberni Mining Division of British Columbia, Canada. Consideration for the claims is as follows:

a)	Payment of $3,000 due on February 5, 2010 (paid);

b)	Payment of $10,000 due on or before May 6, 2010;

c)	Payment of $10,000 and issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2011;

d)	Payment of $10,000 and issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2012;

e)	Payment of $10,000 and issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2013.
  The Company entered into a promissory note agreement whereby it borrowed $75,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and repayable on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 18, 2009, we dismissed Williams & Webster, P.S. (“Williams & Webster”)(now known as BehlerMick, P.S), as our independent public accountants. Our Board of Directors approved the dismissal of Williams & Webster. On the same date, we appointed Davidson & Company LLP, Chartered Accountants, ("Davidson") as our new independent registered public accounting firm. Our Board of Directors approved the engagement of Davidson.

Williams & Webster’s reports on our financial statements for the years ended November 30, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

There have been no disagreements during the fiscal years ended November 30, 2008 and 2007 and the subsequent interim period up to and including the date of dismissal between Pengram and Williams & Webster on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Williams & Webster, would have caused them to make reference to the subject matter of the disagreement in connection with Williams & Webster’s report for the financial statements for the past year and any subsequent interim period up to and including to the date of Williams & Webster’s dismissal.

ITEM 9AT.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of November 30, 2009, the Company did not have an audit committee. There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of November 30, 2009, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during our quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.	OTHER INFORMATION.

On March 15, 2010, we entered into a third extension agreement dated for reference February 15, 2010 (the "Third Extension Agreement") with Bako Resources Inc. ("Bako") whereby Bako agreed to extend the due date of a non-interest bearing promissory note in the amount of CDN $65,000 payable to Bako from February 15, 2010 to June 30, 2010. In consideration of the extension, we agreed to pay CDN $5,000 of the Promissory Note and issue to Bako 20,000 shares of our common stock. These shares were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations provided by Bako that it is not a “U.S. Person” as that term is defined in Regulation S of the Securities Act.

The promissory note was initially issued as part consideration for our acquisition of the Clisbako Property under the terms of the purchase agreement dated December 16, 2008 between Bako and us.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our officers and directors as of the date hereof:

Name	Age	Position
Richard W. Donaldson	71	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Bryan H. Wilson	59	Director

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

Bryan H. Wilson was appointed as a member of our Board of Directors on December 19, 2008. Mr. Wilson obtained a Bachelor of Science from the University of Waterloo in 1975. He has worked in the fields of mining exploration and development for 18 years and financial services for 12 years. He has filled various roles such as Mining Analyst for C.M Oliver and Dominick & Dominick Securities Inc. and as a Corporate Finance Specialist for Thames Capital. Since September 2008, Mr. Wilson has served as a Director, Exploration Business Development of Centerra Gold (CG - TSX), a company engaged in the acquisition, development, and production of gold properties in Central Asia, the former Soviet Union and emerging markets. Mr. Wilson previously served as President and CEO of Gee-Ten Ventures Inc. from February 2008 to February 2010. Since September 1999, Mr. Wilson has acted as a director of Spider Resources Inc. (SPQ-TSX.V), a junior exploration company, and was the CEO and president of Spider Resources Inc. from June 2003 to June 2005. In addition, Mr. Wilson has served as a member of the board of directors for Canyon Copper Corp (CNYC – OTCBB) (formerly, Aberdene Mines Ltd.), a company engaged in the acquisition of mineral projects since April 2006 and was the President and Treasurer of Canyon Copper Corp. from May 2006 to November 2007.

In addition to the companies above, Mr. Wilson also acted as CEO, President and Director of Vencan Gold Corp. (now known as Red Pine Exploration Inc. (RPX – TSX.V)), a company engaged in the exploration of various gold projects, from April 2003 to September 2005. Mr. Wilson also served as President, CEO and Director of St. Genevieve Resources Ltd. (SGVL-CNSX, STGIF-OTCBB), a mining exploration and development company, from January 2003 to March 2008.

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

Committees of the Board of Directors

Our board of directors does not maintain a separately-designated standing audit committee. As a result, our entire board of directors acts as our audit committee. Neither Mr. Donaldson nor Mr. Wilson meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Code of Ethics

We adopted a Code of Ethics applicable to our directors and officers, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007, filed on March 6, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our directors and officers, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Compliance with Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, we believe that during the year ended November 30, 2009, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Richard W. Donaldson CEO, CFO, President, Secretary, Treasurer and Director	None	None	None
Bryan H. Wilson Director	None	None	None
Bako Resources Inc. 10% Holder	One	One	None

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers as that term is defined in Item 402(m)(2) of Regulation S-K, during our fiscal years ended November 30, 2009 and 2008:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Richard W. Donaldson(1) CEO, CFO, President, Secretary, Treasurer, Director & Director of MAC	2009 2008	- -	- -	- -	- -	- -	- -	12,000 3,000	12,000 3,000
Don Archibald(2) Director of MAC	2009 2008	- -	- -	- -	- -	- -	- -	12,000 3,000	12,000 3,000
David K. Ryan(3) Director of MAC and sole officer and director of Clisbako	2009 2008	- -	- -	- -	- -	- -	- -	12,000 3,000	12,000 3,000
Bernie J. Hoing(4) Former Executive Officer & Former Director	2009 2008	n/a -	n/a -	n/a -	n/a -	n/a -	n/a -	n/a 2,800	n/a 2,800

Notes:
(1)

Mr. Donaldson was appointed as our CEO, CFO, President, Secretary, Treasurer and Director on May 2, 2008. Commencing September 1, 2008, we accrued $1,000 per month for Mr. Donaldson acting as a director of Magellan Acquisition Corp. (“MAC”), our wholly owned subsidiary.

(2)	Mr. Archibald serves as a director of MAC. Commencing September 1, 2008, we have paid or accrued $1,000 per month for Mr. Archibald acting as a director of MAC.
(3)	Mr. Ryan serves as a director of MAC. Commencing September 1, 2008, we have paid $1,000 per month for Mr. Ryan acting as a director of MAC.
(4)	Mr. Hoing resigned as our President, Secretary, Treasurer and Director on May 2, 2008.

Outstanding Equity Awards At Fiscal Year-End

We have not issued any outstanding equity awards since our inception.

Compensation of Directors

During the year ended November 30, 2009, we did not pay or accrue any compensation to Mr. Wilson, a member of our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 15, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Richard W. Donaldson Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	23,000,000(2) (direct)	42.4%
Common Stock	Bryan H. Wilson Director	1,000,000(2) (direct)	1.8%
Common Stock	All Officers and Directors as a Group (2 persons)	24,000,000	44.2%
5% STOCKHOLDERS
Common Stock	Richard W. Donaldson Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director P.O. Box 230, Town Plaza Leeward Highway, Providenciales Turks & Caicos Islands, BWI	23,000,000(2) (direct)	42.4%
Common Stock	Bako Resources Inc. Suite 950, 650 W. Georgia St. Vancouver, BC V6B 4N8	6,090,000 (direct)	11.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2010. As of March 15, 2010, there were 54,247,144 shares of our common stock issued and outstanding.

(2)

On July 9, 2009, Mr. Wilson entered into an option agreement dated July 9, 2009 with Mr. Donaldson, our sole executive officer, pursuant to which Mr. Donaldson granted an option to Mr. Wilson to acquire 1,000,000 shares of our common stock at a price of $0.05 per share until July 31, 2012.

Change In Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

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

On December 16, 2008, we entered into a purchase agreement (the “Purchase Agreement”) with Bako Resources Inc. (“Bako”), a British Columbia company that is a holder of more than five percent (5%) of our common stock. Under the terms of the Purchase Agreement, our wholly owned British Columbian subsidiary, Clisbako Minerals Inc., acquired a 100% interest in ten mineral claims located 80 miles west of Quesnel, British Columbia, Canada (the “Clisbako Property”). In consideration of the Clisbako Property we issued to Bako 2,000,000 pre-split shares (6,000,000 post-split shares) of our common stock and a non-interest bearing promissory note in the amount of CDN $70,000 payable on June 30, 2009. On July 23, 2009, we entered into an extension agreement with Bako to extend the due date of the promissory to December 31, 2009. In consideration of the extension, we issued 60,000 post-split shares of our common stock to Bako. On January 21, 2010, we entered into a second extension agreement with Bako, whereby Bako agreed to extend the due date of a non-interest bearing promissory note in the amount of CDN $70,000 payable to Bako from December 31, 2009 to February 15, 2010. In consideration of the extension, we issued to Bako 10,000 post-split shares of our common stock. On March 15, 2010, we entered into a third extension agreement dated for reference February 15, 2009 with Bako whereby Bako agreed to extend the due date of a non-interest bearing promissory note to June 30, 2010. In consideration of the extension, we agreed to pay CDN $5,000 of the promissory note and issue to Bako 20,000 shares of our common stock.

As at November 30, 2009, we were indebted to Kahala Financial Corp., a company controlled by Mr. Donaldson, our sole executive officer and director, in the principal amount of $20,000. The loan is unsecured and bears an interest at a rate of 10% per annum and is due on demand. As at November 30, 2009, a total of $3,901 of interest has accrued in respect of the above loan.

Director Independence

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also or has been an executive officer or employee of the corporation. In applying the definition, we have determined that Bryan H. Wilson is our sole independent director. Mr. Donaldson does not qualify as an independent member of our Board of Directors.

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

		Year Ended November 30, 2009		Year Ended November 30, 2008
Audit Fees		$28,267		$22,900
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$28,267		$22,900

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(5)
3.3	Bylaws, as amended.(1)
4.1	Specimen Stock Certificate.(1)
10.1	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)
10.2	Purchase Agreement dated December 15, 2008 among Magellan Acquisition Corp., Solfotara Mining Corp. and Magellan Copper and Gold plc (Magellan Singapore Subsidiaries).(4)
10.3	Purchase Agreement dated December 16, 2008 between the Company and Bako Resources Inc. (Clisbako Property).(4)
10.4	Extension Agreement dated July 23, 2009 between the Company and Bako Resources Inc.(7)
10.5	Assignment Agreement dated May 29, 2009 among the Company, Portal Resources US Inc. and Portal Resources Ltd. (Golden Snow Project, Fish Project and CPG Project)(6)
10.6	Agreement dated for reference November 2, 2009 executed on January 19, 2010 between the Company and Agus Abidin (Manado Gold Property).(8)
10.7	Second Extension Agreement dated January 21, 2010 between the Company and Bako Resources Inc.(Clisbako Property).(9)
10.8	Extension Agreement Dated January 21, 2010 between the Company and Agus Abidin (Manado Gold Property).
10.9	Option agreement dated February 5, 2010 between the Company and Larry Sostad (June Claims). (8)
10.10	Third Extension Agreement dated March 15, 2010 between the Company and Bako Resources Inc. (Clisbako Property).
14.1	Code of Ethics.(3)
16.1	Letter of Williams & Webster, P.S. (Former Auditor).(8)
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2008.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2009.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2009.

(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 21, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENGRAM CORPORATION

Date:	March 15, 2010	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 15, 2010	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)
Director

Date:	March 15, 2010	By:	/s/ Bryan H. Wilson
BRYAN H. WILSON
Director