Form 10-Q
period 2010-02-28
PENGRAM CORP
filed 2010-04-19
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 14, 2010, the Issuer had 54,267,144 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2010 are not necessarily indicative of the results that can be expected for the year ending November 30, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Pengram” and the “Company” mean Pengram Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PENGRAM CORPORATION
(An Exploration Stage Company)

FIRST QUARTER CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 28	NOVEMBER 30
	2010	2009

ASSETS

Current
Cash	$33,203	$3,711
Marketable securities (Note 12)	10,367	10,367
Total Current Assets	43,570	14,078

Computer Equipment (Note 3)	127	253
Mineral Property Acquisition Costs (Note 4)	478,100	440,100

Total Assets	$521,797	$454,431

LIABILITIES

Current
Accounts payable and accrued liabilities	$199,782	$172,333
Amounts due to related parties	30,000	24,000
Amount due to shareholder	1,920	1,920
Promissory notes payable (Notes 4 and 5)	142,570	65,913
Promissory notes payable to related parties (Note 6)	24,395	23,901
Loan payable (Note 7)	6,609	6,476
Convertible notes (Note 9)	87,655	61,662
Unit subscriptions received (Note 10)	18,860	18,860
Total Current Liabilities	511,791	375,065

STOCKHOLDERS’ EQUITY

Capital Stock (Note 8)
Authorized: 100,000,000 preferred stock with a par value of $0.001 per share
300,000,000 common voting stock with a par value of $0.001 per share

Issued: 54,207,144 common shares as at February 28, 2010 and November 30, 2009	54,207	54,207

Share Subscriptions Received In Advance (Note 10)	12,500	2,500
Additional Paid-In Capital	582,595	582,595
Share Purchase Warrants (Note 8)	83,179	83,179
Deficit Accumulated During The Exploration Stage	(722,475)	(643,115)
Total Stockholders’ Equity	10,006	79,366

Total Liabilities And Stockholders’ Equity	$521,797	$454,431

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE		INCEPTION
	MONTHS		APRIL 28
	ENDED		2006 TO
	FEBRUARY 28		FEBRUARY 28
	2010	2009	2010

Expenses
Bank charges and interest	$5,212	$-	$23,726
Consulting fees	-	-	2,350
Depreciation expense	126	126	1,389
Filing and regulatory	879	190	16,127
Finance charges	22,603	-	76,222
Incorporation costs	-	1,262	3,382
Investor relations	-	-	9,800
Management fees	9,000	9,000	101,600
Mineral property exploration costs	1,569	3,066	62,999
Office and administrative	3,420	3,278	46,634
Professional fees	33,051	43,584	355,165
Travel	-	-	13,581
Website costs	3,500	-	3,500
Write-off of mineral property costs	-	-	6,000

Net Loss For The Period	$(79,360)	$(60,506)	$(722,475)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	54,207,144	53,641,588

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE		INCEPTION
	MONTHS		APRIL 28
	ENDED		2006 TO
	FEBRUARY 28		FEBRUARY 28
	2010	2009	2010

Cash (Used In) Operating Activities
Net loss for the period	$(79,360)	$(60,506)	$(722,475)
Adjustment for items not affecting cash:
Depreciation	126	126	1,389
Finance charges on convertible notes	22,603	-	76,222
Foreign exchange on promissory note payable	671	(3,649)	9,984
Accrued interest payable	5,003	3,437	21,749
Write-off of mineral property costs	-	-	6,000
Changes in non-cash operating working capital items:
Deposits	-	(15,000)	-
Accounts payable and accrued liabilities	27,449	19,549	196,066
Amounts due to related parties	6,000	-	30,000
	(17,508)	(56,043)	(381,065)
Cash Provided By (Used In) Investing Activities
Advances	-	20,000	(10,367)
Mineral property acquisition costs	(38,000)	-	(54,000)
Computer equipment	-	-	(1,516)
	(38,000)	20,000	(65,883)
Cash Provided By Financing Activities
Issuance of convertible notes	-	-	137,500
Issuance of common stock	-	-	208,981
Unit subscriptions received	-	17,500	18,860
Share subscriptions received in advance	10,000	-	12,500
Promissory note payable	75,000	-	75,000
Promissory notes payable to related parties	-	-	27,000
Repayment of promissory notes payable to related parties	-	-	(7,000)
Loan payable	-	-	5,390
Amount due to shareholder	-	-	1,920
	85,000	17,500	480,151

Increase (Decrease) In Cash	29,492	(18,543)	33,203
Cash, Beginning Of Period	3,711	29,926	-

Cash, End Of Period	$33,203	$11,383	$33,203

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$400
Income taxes	$-	$-	$-

Non-Cash Financing And Investing Activities
Shares received from Solfotara Minerals Corp. (Note 12)	$-	$10,367	$10,367
Shares issued for mineral property acquisition costs (Note 4)	$-	$300,000	$373,500
Promissory note payable for mineral property acquisition costs (Note 4)	$-	$56,600	$56,600

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION APRIL 28, 2006 TO FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

						DEFICIT
						ACCUMULATED
			SHARE			DURING
			SUBSCRIPTIONS	ADDITIONAL	SHARE	THE
	COMMON STOCK		RECEIVED	PAID-IN	PURCHASE	EXPLORATION
	SHARES	AMOUNT	IN ADVANCE	CAPITAL	WARRANTS	STAGE	TOTAL

June 19, 2006 – stock issued for cash at $0.001	27,000,000	$ 27,000	$-	$ (18,000)	$-	$-	$9,000
Stock issued for cash $0.01 in private placement	17,997,144	17,997	-	101,984	-	-	119,981
Net loss for the period	-	-	-	-	-	(20,112)	(20,112)
Balance, November 30, 2006	44,997,144	44,997	-	83,984	-	(20,112)	108,869

Net loss for the year	-	-	-	-	-	(108,384)	(108,384)
Balance, November 30, 2007	44,997,144	44,997	-	83,984	-	(128,496)	485

September 4, 2008 – units issued for cash at $0.03	3,000,000	3,000	-	41,300	35,700	-	80,000
Net loss for the year	-	-	-	-	-	(139,039)	(139,039)
Balance, November 30, 2008	47,997,144	47,997	-	125,284	35,700	(267,535)	(58,554)

Stock issued for mineral property	6,000,000	6,000	-	294,000	-	-	300,000
Relative fair value allocation of convertible notes	-	-	-	90,021	47,479	-	137,500
Stock issued under assignment agreement	150,000	150	-	37,350	-	-	37,500
Stock issued pursuant to extension agreement	60,000	60	-	35,940	-	-	36,000
Share subscriptions received in advance	-	-	2,500	-	-	-	2,500
Net loss for the year	-	-	-	-	-	(375,580)	(375,580)
Balance, November 30, 2009	54,207,144	54,207	2,500	582,595	83,179	(643,115)	79,366

Share subscriptions received in advance	-	-	10,000	-	-	-	10,000
Net loss for the period	-	-	-	-	-	(79,360)	(79,360)

Balance, February 28, 2010	54,207,144	$54,207	$12,500	$582,595	$83,179	$(722,475)	$10,006

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments, all of which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the interim consolidated financial position of Pengram Corporation (“the Company”) and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2009. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended November 30, 2009, has been omitted. The results of operations for the three month period ended February 28, 2010 are not necessarily indicative of results for the entire fiscal year ending November 30, 2010.

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

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

1.		BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Forward Stock Split

During the year ended November 30, 2009, the Company completed a three-for-one forward stock split of its common stock. The Company’s authorized common stock was increased from 100,000,000 shares with a par value of $0.001 per share to 300,000,000 shares with a par value of $0.001. Share and per share amounts (except par value) for the periods presented have been adjusted to reflect the effects of this stock split.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $722,475 for the period from April 28, 2006 (inception) to February 28, 2010, and has no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FEBRUARY 28, 2010
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

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a producing mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre- determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

FEBRUARY 28, 2010
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

The Company’s financial instruments include cash, marketable securities, accounts payable and accrued liabilities, amounts due to related parties, amount due to shareholder, promissory notes payable, promissory notes payable to related parties, loan payable and convertible notes. All such instruments are carried at cost, which, due to the short maturity of these financial instruments, approximate fair value at February 28, 2010.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	h)	Foreign Currency Translation

The Company’s functional currency is the US dollar. Transactions in a foreign currency are translated into U.S. dollars as follows:

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

The following outstanding convertible notes, stock options, and share purchase warrants were excluded from the diluted EPS computation as their effect would have been anti- dilutive:

	FEBRUARY 28	NOVEMBER 30
	2010	2009

Convertible notes	2,978,664	2,910,856
Share purchase warrants	4,650,000	4,650,000

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
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

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Share-based Compensation

The Company accounts for stock-based compensation under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation, which requires the recognition of the fair value of stock- based compensation. Under the fair value recognition provisions for ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

FEBRUARY 28, 2010
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

The Company measured their marketable securities using Level 3 fair value assumptions as at February 28, 2010. The fair value of the common shares received (see Note 12) was determined as the difference between the Company’s cash advances paid and the cash advances to be recovered from Solfotara Minerals Corp. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three month period ended February 28, 2010.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	p)	Fair Value of Financial Instruments (Continued)

The following table presents information about the Company’s financial instruments that have been measured at fair value as of February 28, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	FEBRUARY 28	MARKETS	INPUTS	INPUTS
DESCRIPTION	2010	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)

Assets:
Cash	$33,203	$33,203	$-	$-
Marketable securities	10,367	-	-	10,367
Assets measured at fair value at February 28, 2010	$43,570	$33,203	$-	$10,367

q)	Comparative Figures

Certain comparative figures have been reclassified to conform with the current year’s presentation.

r)	Recent Accounting Pronouncements

In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and it did not have a material impact on the Company’s interim financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	r)	Recent Accounting Pronouncements (Continued)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

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

FEBRUARY 28, 2010
(Unaudited)
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

3.	COMPUTER EQUIPMENT

	FEBRUARY 28			NOVEMBER 30
	2010			2009
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer Equipment	$1,516	$1,389	$127	$253

4.	MINERAL PROPERTY AND ACQUISITION COSTS

	NOVEMBER 30		ABANDONED,	FEBRUARY 28
	2009	ADDITIONS	IMPAIRED	2010
Mineral Property

Clisbako claims (b)	$392,600	$-	$-	$392,600
Eureka claims (c)	47,500	-	-	47,500
Manado Gold claims (d)	-	35,000	-	35,000
June claims (e)	-	3,000	-	3,000

	$440,100	$38,000	$-	$478,100

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY AND ACQUISITION COSTS (Continued)

	NOVEMBER			NOVEMBER
	30		ABANDONED,	30
	2008	ADDITIONS	IMPAIRED	2009
Mineral Property

Clisbako claims (b)	$-	$392,600	$-	$392,600
Eureka claims (c)	-	47,500	-	47,500

	$-	$440,100	$-	$440,100

a)	Spelter Claim

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

On December 16, 2008, the Company entered into a purchase agreement to acquire an undivided 100% interest in a group of ten mineral claims (collectively known as the “Clisbako” claims) located in the Cariboo Mining Division of British Columbia, Canada. Consideration for the claims was 6,000,000 shares (issued – see Note 8(a)) of the Company’s common stock with a value of $300,000 and the issuance to the vendor of a promissory note in the amount of $56,600 (CDN$70,000 translated to US$66,584 as at February 28, 2010) payable June 30, 2009. On July 23, 2009, the Company reached an agreement with the vendor to extend the deadline of the promissory note to December 31, 2009. In consideration of the extension of the deadline, the Company issued 60,000 common shares to the vendor with a fair value of $36,000. The promissory note is unsecured and free of interest.

On January 21, 2010, the Company reached an agreement with the vendor to further extend the due date of the promissory note to February 15, 2010. In consideration of the further extension of the deadline, the Company will issue 10,000 shares of its common stock to the vendor (issued subsequent to the period ended February 28, 2010).

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY AND ACQUISITION COSTS (Continued)

	b)	Clisbako Claims (Continued)

On March 15, 2010, the Company entered into a third extension agreement dated for reference February 15, 2010, with the vendor to extend the due date of a non-interest bearing promissory note in the amount of CDN $70,000 payable to the vendor from February 15, 2010 to June 30, 2010. In consideration of the extension, the Company agreed to pay $5,000 of the promissory note and issue to the vendor 20,000 common shares (issued subsequent to the period ended February 28, 2010).

	c)	Eureka Claims

On May 29, 2009, the Company entered into an assignment agreement to acquire an undivided 100% interest in a series of mineral claims (collectively known as the “Eureka” claims) situated in the Eureka County, Esmeralda County and Mineral County, Nevada. Consideration for the claims is as follows:

		i)	150,000 common shares (issued) with a value of $37,500;

		ii)	$10,000 advance royalty payment due on or before August 28, 2009 (paid);

		iii)	$15,000 advance royalty payment due on or before August 28, 2010;

		iv)	$20,000 advance royalty payment due on or before August 28, 2011;

		v)	$25,000 advance royalty payment due on or before August 28, 2012;

		vi)	$30,000 advance royalty payment due on or before August 28, 2013, with an additional $30,000 due each year thereafter for a period of five years.

	d)	Manado Gold Claims

On January 19, 2010, the Company entered into an option agreement dated for reference November 2, 2009 (the “Agreement”) to acquire interests in four mineral claims (collectively referred to as the “Manado Gold claims”) in the Lobongan District of Northern Sulawesi, Indonesia.

In consideration of $35,000 (paid) to be paid on execution of this Agreement, the Company has been granted an exclusive right, for a period of 90 days (to January 31, 2010) from the date of execution of this Agreement (the “Due Diligence Period”) to enter into an acquisition agreement (the “Acquisition Agreement”) to acquire up to an 85% undivided interest in the Manado Gold claims. At any time prior to the expiration of the Due Diligence Period, the Company may elect, by notice in writing, to exercise its option to enter into the Acquisition Agreement.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY AND ACQUISITION COSTS (Continued)

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

On March 29, 2010, the Company and the vendor agreed to extend the Due Diligence Period from January 31, 2010 to April 30, 2010.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY AND ACQUISITION COSTS (Continued)

	e)	June Claims

On February 5, 2010, the Company entered into an option agreement to acquire an undivided 100% interest in a series of mineral claims (collectively known as the “June claims”) situated in the Alberni Mining Division of British Columbia, Canada. Consideration for the claims is as follows:

		a)	Payment of $3,000 due on February 5, 2010 (paid);

		b)	Payment of $10,000 due on or before May 6, 2010;

		c)	Payment of $10,000 and the issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2011;

		d)	Payment of $10,000 and the issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2012;

		e)	Payment of $10,000 and the issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2013.

5.	PROMISSORY NOTE PAYABLE

The Company entered into a promissory note agreement whereby it borrowed $75,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and repayable on demand. As at February 28, 2010, a total of $986 has been accrued as interest on this note.

6.	PROMISSORY NOTES PAYABLE TO RELATED PARTIES

On December 19, 2007, the Company entered into a promissory note whereby it borrowed $20,000. The note is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at February 28, 2010, a total of $4,395 has been accrued as interest payable on the loan. During the year ended November 30, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	LOAN PAYABLE

On October 1, 2008, the Company received a loan from an arm’s length party of $10,000. The loan is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. During the year ended November 30, 2009, the Company paid back $4,610 of this balance. As at February 28, 2010, a total of $1,219 has been accrued as interest payable on the loan.

8.	CAPITAL STOCK

	a)	Common Stock

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

No shares were issued during the three month period ended February 28, 2010.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

	b)	Share Purchase Warrants

As at February 28, 2010, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF	EXERCISE	EXPIRY
WARRANTS	PRICE	DATE

3,000,000	$0.033	September 4, 2010
1,650,000	$0.083	April 30, 2010

4,650,000

A summary of changes in share purchase warrants for the year ended November 30, 2009 and for the three month period ended February 28, 2010 is presented below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	WARRANTS	PRICE

Balance, November 30, 2008	3,000,000	$0.033

Issued (Note 9(a))	1,650,000	$0.083

Balance, November 30, 2009 and February 28, 2010	4,650,000	$0.05

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

The fair value of the warrants issued during the year ended November 30, 2009 was measured as disclosed in Note 9.

c)	Stock Options

As at February 28, 2010, the Company does not have an incentive stock option plan.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

9.	CONVERTIBLE NOTES

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

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

9.	CONVERTIBLE NOTES (Continued)

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

During the three month period ended February 28, 2010, the Company recorded as finance charges, $7,804 of amortization of the discount resulting from the allocation of proceeds to the warrants and a further $14,799 of the intrinsic value of the beneficial conversion feature, leaving total unamortized amounts of $61,278.

During the three month period ended February 28, 2010, no amounts of principal or accrued interest were converted into shares of the Company’s common stock.

10.	UNIT AND SHARE SUBSCRIPTIONS RECEIVED IN ADVANCE

	a)	Unit subscriptions received

During the year ended November 30, 2009, the Company received $18,860 in advance of a private placement. Under the terms of the financing, a total of 188,600 units will be issued at a price of $0.10 per unit. Each unit will consist of one common share and one share purchase warrant, each whole warrant entitling the holder thereof to purchase an additional common share at a price of $0.15 for a period of two years. Due to the provision in the subscription agreements that the subscription funds will constitute non-interest bearing demand loans to the Company in the event the subscriptions are not accepted by the Company, the Company classified the unit subscriptions received in advance as current liabilities.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

10.	UNIT AND SHARE SUBSCRIPTIONS RECEIVED IN ADVANCE (Continued)

	b)	Share subscriptions received in advance

During the year ended November 30, 2009, the Company received $2,500 towards the exercise of share purchase warrants. A total of 30,000 shares of the Company’s common stock were issued in March 2010.

During the three month period ended February 28, 2010, the Company received $10,000 towards the exercise of share purchase warrants. A total of 120,000 shares of the Company’s common stock will be issued in the following quarter of fiscal 2010.

11.	RELATED PARTY TRANSACTIONS

During the three month period ended February 28, 2010, the Company paid or accrued management fees for services performed in the amount of $9,000 (2009 - $9,000) to the board of directors of MAC.

12.	MARKETABLE SECURITIES AND ADVANCES

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

12.	MARKETABLE SECURITIES AND ADVANCES (Continued)

On December 15, 2008, the Company decided not to pursue with the letter of intent and entered into an agreement with Solfotara Minerals Corp., a private Canadian company, whereby the Company would transfer their option to acquire the Magellan Subsidiaries for consideration as follows:

	1.	$20,000 cash payment within three days of the agreement date (received in February 2009);
	2.	$30,000 note receivable due March 15, 2009 and free of interest (received in July 2009);
	3.	$50,000 note receivable due June 15, 2009 and free of interest (received in September 2009); and
	4.	250,000 shares of common stock (received in February 2009).

The total value attributed to the common stock received from Solfotara Minerals Corp. was $10,367, or approximately $0.04 per share.

13.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises and investor relations services are provided on a month-to-month basis.

14.	SEGMENT INFORMATION

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

February 28, 2010
USA	$-	$47,500
Canada	253	395,600
Indonesia	-	35,000
	$253	$478,100

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

14.	SEGMENT INFORMATION (Continued)

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

November 30, 2009
USA	$-	$47,500
Canada	253	392,600

	$253	$440,100

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II - Item 1A. Risk Factors and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

OVERVIEW

We were incorporated on April 28, 2006 under the laws of the State of Nevada.

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties. We currently own a 100% interest in our lead mineral project called the “Clisbako Property” and also in a property that we refer to as the “Texada Gold Property.” We also have options to acquire: (i) a 100% interest in the “Golden Snow Project," the “Fish Project” and the “CPG Project;" (ii) an 85% interest in the “Manado Gold Property;” and (iii) a 100% interest in the “June Claims.” Our mineral properties are described in detail below.

We anticipate that we will be focusing our resources on the exploration of the Clisbako Property, the Golden Snow Project and the exercising of our option of the Manado Gold Property due to their potential and current state of development.

We are actively reviewing other gold potential mineral properties for future acquisition.

RECENT CORPORATE DEVELOPMENTS

We experienced the following corporate developments since the filing of our Annual Report on Form 10-K for the year ended November 30, 2009 on March 16, 2010:

1.

On March 29, 2010, we entered into a second extension agreement to the Manado Agreement between Agus Abidin and us whereby the parties agreed to extend the expiry of the due diligence period from March 31, 2010 to April 30, 2010. See “Manado Gold Property” below.

2.

On April 5, 2010, our Board of Directors approved amendments to the terms of the outstanding offering of up to 3,000,000 units (the "Foreign Offering") originally approved by our Board of Directors on May 1, 2009. The units and the warrants under the Foreign Private Placement were amended as follows:

	(a)	the subscription price for each Unit was reduced from $0.20 to $0.10 per Unit;

	(b)	the warrant exercise price was reduced from $0.30 to $0.15 per share; and

	(c)	the warrant expiry date was extended from a one year period to a two year period from the date of issuance of the warrant.

3.

Also on April 5, 2010, our Board of Directors approved a private placement offering (the “U.S. Offering”) of up to 5,000,000 units (the “Units”) at a price of $0.10 US per Unit, with each Unit consisting of one share of the our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.15 US per share.

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

Our acquisition of the Clisbako Property was completed under the terms of a purchase agreement dated December 16, 2008 with Bako Resources Inc. (“Bako”). Under the terms of the purchase agreement, we issued to Bako 2,000,000 pre-split (6,000,000 post-split) shares and a promissory note in the amount of $56,600 (CDN $70,000 translated to US$66,584 as at February 28, 2010) payable on June 30, 2009 (the “Promissory Note”). On July 23, 2009, we entered into an extension agreement with Bako to extend the due date of the Promissory Note to December 31, 2009. In consideration of this extension, we issued 60,000 shares of our common stock to Bako. On January 21, 2010, we entered into a second extension agreement with Bako, whereby Bako agreed to extend the Promissory Note from December 31, 2009 to February 15, 2010. In consideration of the extension, we issued to Bako 10,000 shares of our common stock. On March 15, 2010, we entered into a third extension agreement dated for reference February 15, 2010, with Bako, whereby Bako agreed to extend the due date of the Promissory Note from February 15, 2010 to June 30, 2010. In consideration of this extension, we paid CDN $5,000 of the Promissory Note and issued to Bako 20,000 shares of our common stock.

MANADO GOLD PROPERTY

On January 19, 2010, we entered into an agreement with Agus Abidin dated for reference November 2, 2009 (the “Manado Agreement”) to acquire an option to earn up to an 85% interest in the Manado Gold Property. Under the terms of the Manado Agreement, we paid $35,000 to the owners of the Manado Gold Property (the “Owners”) for the exclusive right for 90 days to formalize an agreement (the “Acquisition Agreement”) to earn up to an 85% undivided interest in the Manado Gold Property. After the 90 day period, we may elect to exercise our option to enter into the Acquisition Agreement and will have 30 days to finalize the terms of the formal Acquisition Agreement. On January 21, 2010, we entered into an extension agreement whereby the parties agreed to extend the due diligence period to March 31, 2010. On March 29, 2010, we entered into a second extension agreement whereby the parties agreed to further extend the due diligence period to April 30, 2010.

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

GOLDEN SNOW PROJECT, FISH PROJECT AND CPG PROJECT

One May 29, 2009, we acquired an option for a 100% undivided interest (the “Nevada Option Agreement”) in certain mineral properties known as the Golden Snow Project in Eureka County, Nevada, the Fish Project in Esmeralda County, Nevada and the CPG Project in Mineral County, Nevada (collectively, the “Eureka Optioned Properties”). Our acquisition of the option was completed pursuant to the terms and conditions of an assignment agreement (the “Assignment Agreement”) dated May 29, 2009 with Portal Resources Ltd. (“PRL”) and Portal Resources US Inc.’s (the “Assignor”). Under the terms of the Assignment Agreement, the Assignor assigned all of its rights and interest in the an option agreement (the “Option Agreement”) dated August 28, 2008 among the Assignor, Claremont Nevada Mines LLC (“Claremont”), Scoonover Exploration LLC (“Scoonover”) and JR Exploration LLC (“JR”). In consideration of the assignment, we issued 150,000 shares of common stock to PRL.

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

Under the terms of the option agreement (the “June Option Agreement”), we can acquire a 100% undivided interest in the property, subject to a royalty of 2% of net smelter returns, by paying $43,000 and issuing 300,000 common shares in stages over a three year period as follows:

(a)	paying the Optionor US $3,000 on execution of the June Option Agreement, which payment has been made;

(b)	paying the Optionor US $10,000 on or before May 6, 2010;

(c)	paying the Optionor US $10,000 and issuing 100,000 shares of our common stock on or before February 5, 2011;

(d)	paying the Optionor US $10,000 and issuing 100,000 shares of our common stock on or before the February 5, 2012; and

(e)	paying the Optionor US $10,000 and issuing 100,000 shares of our common stock on or before February 5, 2013.

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

TEXADA GOLD PROPERTY

We have also staked and acquired a 100% interest in a property called the “Texada Gold Property.” The property is less than one mile north of the Town of Gillies Bay. The Texada Gold Property is comprised of five mineral claims and is located on Texada Island, British Columbia. The largest island in the Strait of Georgia lies 68 miles west-northwest of Vancouver and is accessible by car and ferry either directly by Powell River on the mainland or circuitously through the Town of Comox on Vancouver Island. Air service upon request is available on certain scheduled flights from Vancouver to Powell River.

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

Subject to obtaining sufficient financing, Phase I of our exploration program is intended to be commenced in the summer of 2010. If we are able to obtain financing, Phase I of our exploration program on the Clisbako Property will involve soil geochemical surveys, prospecting, mapping and geophysics in order to define the Bari 1 and Bari 2 zones. We anticipate that Phase I will cost approximately CDN $122,000 (approximately $115,903). There is no assurance that we will be able to acquire such financing.

Manado Gold Property

We plan to conduct due diligence as soon as practicable pursuant to the Manado Agreement. Our due diligence period does not expire until April 30, 2010. Upon satisfactory due diligence and subject to entering into a formal option agreement, we plan to commence an initial exploration program of approximately $250,000 in order to confirm results of the previous exploration work on the mineralized zones.

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

During the next twelve months, we will be required to make a number of payments in order to maintain our options to acquire the Golden Snow Project, Fish Project, CPG Project. Under the terms of our options to acquire the Golden Snow Project, Fish Project, CPG Project and June Claims, in order to keep them in good standing, we are required to pay to Claremont: (i) an option payment of $15,000 by August 28, 2010; and (ii) the Bureau of Land Management maintenance and claim fees of approximately $32,088 by September 1, 2010. If we are unable to make the payments to Claremont, the Bureau of Land Management or pay the annual maintenance claim fees, we will lose our interest in the Golden Snow Project, Fish Project and CPG Project. In addition to these payments, we are required to pay US $10,000 on or before May 6, 2010 under the terms of the option agreement to acquire the June Claims.

These agreements are options only and we may determine at any time not to proceed in which case we would not be liable to issue any shares or pay any funds beyond the amounts due at the time we provide notice that we are not proceeding. There is no assurance that we will exercise these options.

As at February 28, 2010, we had $33,203 cash on hand. Accordingly, we have insufficient cash on hand to proceed with our exploration on the Clisbako Property, conduct due diligence of the Manado Gold Property, satisfy the option payments to acquire the Golden Snow Project, Fish Project and CPG Project, and meet our ongoing operating costs. As such, we will require substantial financing in order to meet our obligations. There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended	Three Months Ended	Percentage
	February 28, 2010	February 28, 2009	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(79,360)	(60,506)	31.2%
Net Loss	$(79,360)	$(60,506)	31.2%

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

Expenses

Our operating expenses for the three months ended February 28, 2010 and 2009 consisted of the following:

	Three Months Ended	Three Months Ended	Percentage
	February 28, 2010	February 28, 2009	Increase / (Decrease)
Bank charges and interest	$5,212	$-	100%
Depreciation Expense	126	126	n/a
Filing and Regulatory	879	190	362.6%
Finance Charges	22,603	-	100%
Incorporation Costs	-	1,262	(100)%
Management Fees	9,000	9,000	n/a
Mineral Property Exploration Costs	1,569	3,066	(48.8)%
Office and Administrative	3,420	3,278	4.3%
Professional Fees	33,051	43,584	(24.2)%
Website Costs	3,500	-	100%
Total Operating Expenses	$79,360	$60,506	31.2%

Our operating expenses during the quarter ended February 28, 2010 totaled $79,306 compared with $60,506 during the quarter ended February 28, 2009. The increase in our operating expenses was primarily a result of increased bank charges and interest, finance charges and website costs. This increase was partially offset by a decrease in professional fees.

Finance fees during the three months ended February 28, 2010 primarily relate to amortization of the discount resulting from the allocation of proceeds to the warrants and the intrinsic value beneficial conversion feature.

Management fees relate to fees paid or accrued to the directors of Magellan Acquisition Corp., our wholly owned Nevada subsidiary.

Professional fees primarily relate to costs incurred in connection with our option to acquire an interest in the Manado Property, and meeting our ongoing reporting requirements under the Exchange Act.

We anticipate our operating expenses will increase if we implement our exploration program on our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
		At	Percentage
	At February 28, 2010	November 30, 2009	Increase / (Decrease)
Current Assets	$43,570	$14,078	209.5%
Current Liabilities	(511,791)	(375,065)	36.5%
Working Capital Deficit	$(468,221)	$(360,987)	29.7%

Cash Flows
	Three Months Ended	Three Months Ended
	February 28, 2010	February 28, 2009
Cash Flows (Used In) Operating Activities	$(17,508)	$(56,043)
Cash Flows From Investing Activities	(38,000)	20,000
Cash Flows From Financing Activities	85,000	17,500
Increase (Decrease) In Cash During Period	$29,492	$(18,543)

The increase in our working capital deficit at February 28, 2010 from our year ended November 30, 2009 is a result of the fact that: (i) accounts payable increased due to our lack of capital to meet ongoing expenditures; and (ii) we received a loan of $75,000 from a third party. The loan bears interest at a rate of 10% per annum and is due on demand.

During the three months ended February 28, 2010, we received $10,000 towards the issuance of share purchase warrants.

Future Financings

As at February 28, 2010, we had 33,203 cash on hand. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term.

Our Board of Directors have approved a foreign private placement offering of up to 3,000,000 Units at a price of $0.10 per Unit and a U.S. private placement offering of up to 5,000,000 Units at a price of $0.10 per Unit. To date we have not issued any securities under the foreign private placement offering and the U.S. private placement offering. There is no assurance that we will be able to complete the sale of any securities under these offerings. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended November 30, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2010.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended November 30, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 28, 2010, we had $33,203 cash on hand and a working capital deficit of $468,221. Our plan of operation calls for significant expenses in connection with the exploration and development of our mineral properties, particularly the Clisbako Property, and to meet our obligations under our option agreements to acquire: (i) Eureka Optioned Properties; (ii) the Manado Gold Property; and (iii) the June Claims. There is no guarantee that we will to exercise these options or that in the event we do exercise any of these options that the acquisition will in fact occur.

Our Board of Directors have approved a foreign private placement offering of up to 3,000,000 Units at a price of $0.10 per Unit and a U.S. private placement offering of up to 5,000,000 Units at a price of $0.10 per Unit. To date we have not issued any securities under the foreign private placement offering and the U.S. private placement offering. There is no assurance that we will be able to complete the sale of any securities under these offerings. Obtaining financing would be subject to a number of factors outside of our control, including market conditions and additional costs and expenses that might exceed current estimates. These factors may make the timing, amount, terms or conditions of financing unavailable to us in which case we will be unable to complete our plan of operation on our mineral properties and to meet our obligations under our option agreements.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our auditors believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $722,475 for the period from our inception on April 28, 2006 to February 28, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our former auditor's comments when determining if an investment in us is suitable.

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

Our Board of Directors has approved a foreign private placement offering of up to 3,000,000 Units for gross proceeds of $300,000 and a U.S. private placement offering of up to 5,000,000 Units for gross proceeds of up to $500,000. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, the interests of existing shareholders will be diluted.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as disclosed in our Current Reports on Form 8-K, we have not completed any unregistered sales of equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

On January 11, 2010, we entered into a loan agreement with Laverne Assets Group Corp. (“Laverne”) whereby Laverne loaned us $75,000. The loan bears interest at a rate of 10% per annum and is due on demand.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(5)
3.3	Bylaws, as amended.(1)
4.1	Specimen Stock Certificate.(1)
10.1	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)

Exhibit
Number	Description of Exhibits
10.2	Purchase Agreement dated December 15, 2008 among Magellan Acquisition Corp., Solfotara Mining Corp. and Magellan Copper and Gold plc (Magellan Singapore Subsidiaries).(4)
10.3	Purchase Agreement dated December 16, 2008 between the Company and Bako Resources Inc. (Clisbako Property).(4)
10.4	Extension Agreement dated July 23, 2009 between the Company and Bako Resources Inc.(7)
10.5	Assignment Agreement dated May 29, 2009 among the Company, Portal Resources US Inc. and Portal Resources Ltd. (Golden Snow Project, Fish Project and CPG Project)(6)
10.6	Agreement dated for reference November 2, 2009 executed on January 19, 2010 between the Company and Agus Abidin (Manado Gold Property).(8)
10.7	Second Extension Agreement dated January 21, 2010 between the Company and Bako Resources Inc. (Clisbako Property).(9)
10.8	Extension Agreement Dated January 21, 2010 between the Company and Agus Abidin (Manado Gold Property). (10)
10.9	Option agreement dated February 5, 2010 between the Company and Larry Sostad (June Claims). (8)
10.10	Third Extension Agreement dated March 15, 2010 between the Company and Bako Resources Inc. (Clisbako Property).(10)
10.11	Second Extension Agreement Dated March 29, 2010 between the Company and Agus Abidin (Manado Gold Property).(11)
10.12	Loan Agreement dated January 11, 2010 between the Company and Laverne Assets Group Corp.
14.1	Code of Ethics.(3)
16.1	Letter of Williams & Webster, P.S. (Former Auditor).(8)
21.1	List of Subsidiaries.(10)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2008.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2009.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2009.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 21, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 26, 2010.
(10)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 16, 2010.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENGRAM CORPORATION

Date:	April 19, 2010	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)