Form 10-K/A
period 2009-11-30
PENGRAM CORP
filed 2010-07-12
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

EXPLANATORY NOTE

Pangram Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended November 30, 2009, as originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010 (the “Original Form 10-K”), in response to the SEC’s comment letter dated June 10, 2010.

This Amendment No. 1 amends the mineral property disclosure under Item 1 of Part I of the Original Form 10-K.

Item 15 of Part III of this Amendment No. 1 has been amended to contain the currently dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of Sarbanes-Oxley Act of 2002 and Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as described above, Amendment No. 1 does not modify, amend or update the disclosure made in the Original Form 10-K.

The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-K when made included any untrue statements of material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I

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

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties. We currently own a 100% interest in our lead mineral project called the “Clisbako Property”. We also have options to acquire: (i) a 100% interest in the “Golden Snow Project," the “Fish Project” and the “CPG Project;" and (ii) an 85% interest in the “Manado Gold Property.” Our mineral properties are described in detail below.

We anticipate that we will be focusing our resources on the exploration of the Clisbako Property, the Golden Snow Project and the exercising of our option of the Manado Gold Property due to their potential and current state of development.

We allowed our interest in the Texada Gold Property and June Claims to lapse in order to focus our resources on the Clisbako Property, the Golden Snow Project and the Manado Gold Property. See “Non-Material Mineral Properties” below. We are actively reviewing other gold potential mineral properties for future acquisition.

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

Figure 1
Location of Clisbako Property

Quesnel
140 km
N
5846000 N
5844000 N
5842000 N
5840000 N
5838000 N
426000 E
428000 E
430000 E
432000 E
530465
534877
534928
535450
530464
530325
530329
530462
530387
530328
Clisbako
Property
BRITISH
COLUMBIA
Prince Rupert
Prince George
CLISBAKO
PROPERTY
Vancouver
0
500
1000
1500
2000
METERS

CLISBAKO PROPERTY

CARIBOO MINING DIVISION,
BRITISH COLUMBIA
NTS: 93C/9E NAD 83 ZONE 10

CLAIM MAP

DATE:	Dwn By:	SCALE:	FIGURE:
June, 2008	WK	As shown	2

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

The claims cover a wide variety of terrain, from swampy meadows to forested upland slopes. Elevations range from 1,250 meters along the Clisbako River to over 1,500 meters to the west. A significant portion of the property has been logged by clearcut methods. Forest cover is typical of the region, consisting of lodgepole pine, with local stands of black spruce, fir and birch along drainages. Timber harvesting has occurred with numerous cut blocks scattered throughout the claim area. Swampy meadow lands in the eastern and northeastern portions of the property that form the headwaters of the Clisbako River system are saturated for much of the year but dry out in late summer. These areas are sparsely treed.

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

Fox Geological Services completed 36 miles of gridding west of Camp Lake to the western claim boundary. Mapping and prospecting on the grid generated 339 rock samples of bedrock and float . This sample was collected from a cluster of weakly quartz veined feldspar phyric rhyolite float boulders within a discrete dispersion train in till. The bedrock source of these boulders has not been discovered.

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

A short 4 day field program was completed in 1996 consisting of geological mapping and sampling in the Bari Zone area. A total of 24 rock samples were submitted for analysis with most samples containing anomalous values of gold and arsenic from boulder float.

Although a large gold bearing epithermal system had been outlined in the central claim area covering approximately 20 square kilometers, gold tenors are generally very low, rarely exceeding 0.5 ppm.

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

Bard Ventures: 2003 - 2004 - The property was optioned to Bard Ventures in late 2003 and Global Geological Services established two geophysical grids over the Discovery and Brooks Zones totaling 24.5 line kilometers. Previous mapping and sampling programs within these areas uncovered concentrations of quartz rich boulder float.

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

Four trenches have been excavated on the Discovery zone across two narrow, hydrothermal breccias. The matrix consists of a bluish-grey clay gouge. The wallrock, which consists of flow banded dacite, is moderately silicified up to four meters away from the breccia. A second less altered breccia, consists of black, sulphidic quartz fragments in a moderate to strongly argillized dacite host. This interval was only weakly mineralized, however a sulphide-rich interval was enriched in arsenic.

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

Detailed sampling in 1996 failed to enhance the prospect.

Prospecting and rock geochemical sampling on the Bari Zone in 2002 has confirmed the existence of epithermal style gold and silver mineralization within an argillically altered and quartz veined felsic volcanic assemblage. More than 80% of the 52 rock samples returned anomalous values for gold, silver, arsenic, tin, mercury, molybdenum or barium.

Current Exploration Activities

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

Upon implementing our exploration program on the Clisbako Property, we plan to use industry standard quality assurance/quality control protocols and chain of custody procedures for collecting samples and obtaining related information.

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

Figure 2
Location of Manado Gold Property

MANADO GOLD PROPERTY

06-17-2010

124-40-30
124-41-00
Totok River
BANGIT LIMPOGA JAYA
HAKIAN WELLEM RUMANSI
Batu Gelas
Limpoga
RATOK MINING
MANEMBO MINERAL
Nona Hoa
G. Popolotongan
483
300
400
450
500
1
2
3
MANADO GOLD PROPERTY
LEGEND
River
Road
Contour
Coherent High Grade Zones (> 3 g/t Au materia

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

Figure 3
Location of Nevada Properties

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

Figure 4
Location of Golden Snow Project

dolomite, barite bxas
seds undiff'd
tuff/agglomerate
SR-2
ELP-2
SR-1
alluv/colluvium
ELP-4
ELP-3
ELP-1
SR-3
ELP-5
ELP-7
ELP-6
tuff/agglomerate
FC-02
ELP-8
alluv/colluvium
ELP-10
ELP-9
FC-01
ELP-11
Golden Snow
Claims
Original claim block
Total claim block
Feet
0
2,500
5,000
10,000
August 2008

Figure 2 – Golden Snow claim outline

Property History

Exploration in the Eureka District commenced in the 1860s. The Company does not have any records of exploration work conducted on the Golden Snow Project prior to 2006.

In 2006, Minterra Resources acquired the Golden Snow Project. After its acquisition, Minterra Resources commenced a gravity survey and a 95 line kilometer ground magnetic survey across the Golden Snow Project. The gravity data identified two up-thrown (horst) blocks and the magnetic data indicate a prominent circular high that is approximately 2,782 feet in diameter and has a similar signature to Eocene age intrusive and extrusive rocks throughout the Eureka District.

In 2007, Minterra Resources completed a 932 sample soil geochemistry program designed to further refine and evaluate the prominent horst-bounding faults. Analysis of the data produced numerous large, coherent, multipoint clusters of anomalous gold, arsenic, antimony, mercury, lead, zinc and barite.

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

Sentinel Mountain Dolomite – The Sentinel Mountain Dolomite gradationally overlies Oxyoke Canyon. It is composed of alternating, thick-bedded, coarse-grained, light-gray dolomite and motted, finely laminated, chocolate brown dolomites with a strong petroliferous odor when broken. It ranges in thickness from 410 feet to 600 feet.

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

Description of Property

The Fish Project consists of 58 unpatented lode mining claims and is 492 hectares or 1.9 square miles.

Location, Access, and Physiography

The Fish Project is located on the northeaster flank of Lone Mountain in the Lone Mountain District, Esmeralda County, Nevada about 12 airline miles west of the historic mining town of Tonopah, Nevada.

Figure 5
Location of Fish Project

Road access is 14 miles west of Tonopah via U.S. Highway 95 to old Millers Mill Site and then 4.5 miles south along gravel and dirt roads. A network of unimproved dirt roads of the property offers access for four-wheel drive vehicles.

The Fish Project is located within the Basin and Range province of Nevada, characterized by rugged ranges and self-contained drainage basis floored by dry playa lakes. The property is located on the east and northeast facing slopes of Lone Mountain. Elevations range from 5700 feet in the relatively low relief area in the eastern part of the claim block to 6546 feet along a ridge in the western part of the claims. The eastern half of the claims have moderately steep to rolling slopes while the western half of the property have steep slopes cut by occasional cliffs. The summit of Lone Mountain is about 3 miles southwest of the property at an elevation of 9108 feet.

Property History

The Lone Mountain area was first prospected in the 1860s by Mexican miners but mining property did not begin until about 1900. Most of the mining and exploration activity in the Lone Mountain District during 1902 to 1918 period was directed towards the Alpine Mine and associated prospects on the western side of the range.

In the early 1980s, Atlas minerals previously conducted drilling on quartz veining in the northern portion of the property. However, their drilling program did not detect any significant mineralization.

Geology

The Fish Project lies within the Walker Lane structural belt of western Nevada, an area with multiple episodes of structural deformation and igneous activity. The dominant fault direction is a right lateral strike slip, sub parallel to and likely related to crustal scale motion along the San Andreas Fault system to the west. The topographic disruption is essentially a regional scale drag faulting system between two regional tectonic blocks.

Mineralization

Mineralization on the Fish Project is enigmatic due to a lack of information about the historic workings. However, field observations, mapped geology and geochemical samples suggest a carbonate replacement or quartz vein base metal – silver system. Historical reports of mineralization indicate anomalous values of zinc, lead, copper and silver.

Current Exploration Activities

The Fish Project currently represents an early stage exploration property. Due to the potential of the Golden Snow Project, we have deprioritized the implementation of an exploration program on this property.

CPG Project

Description of Property

The CPG Project consists of 44 unpatented mining claims covering approximately 1.3 square miles within Mineral County, Nevada.

Location, Access, and Physiography

The CPG Project is located approximately 29 miles east of Schurz, Nevada in Mineral County, Nevada at the north end of Bovard Mining District.

Figure 6
Location of CPG Project

The CPG Project can be accessed from Hawthorne, Nevada via a 29 mile country gravel road and then turning west on an unimproved dirt road for about 4 miles. The CPG Project can also be reached from Fallon, Nevada by traveling east on U.S. Highway 50 for about 35 miles, then south on State Route 839 about 19 miles to the end of the pavement and then south along the gravel county road 11 miles to turn to the dirt access road. The nearest commercial airport is at Reno, approximately 110 miles from the CPG Project.

The climate is characterized by winters with temperatures between 0 and 40 degrees Fahrenheit and summer temperatures between 35 and 85 degrees Fahrenheit.

The CPG Project lies on the eastern flank of the Gabbs Valley Range, part of the Great Basin physiographic province is situated in a region of moderate to steep relief in northwestern Nevada. The Gabbs Valley Range is the central part of the S-shaped mountain block that includes the Gillis Range and the Pilot Mountains. The range is about 35 miles long, the summit occurring at 8360 feet with maximum relief of more than 3000 feet. Elevations on the property range from 4500 feet in the east to 5452 feet at the peak of Copper Mountain. North south trending mountain ranges and intermontane basins characterize the area.

Property History

The Company is unaware of any exploration work conducted on the CPG Project.

Geology

The CPG Project is centered on a plug of Jurassic granite intruding limestone of the Triassic Luning Formation. These rocks then formed an apparent topographic high that was buried under Miocene tuff.

The contact between the Luning Formation limestone and the Jurassic granite body shows a highly compressed metasomatic alteration pattern associated with mineralized porphyries. On the surface, the alteration patter extends only a few feet into the limestone. At depth, the historic reports suggest the zone is somewhat wider. Mineralization at the surface is found near the contact zone with the intrusive and along nearby fault zones. In both cases, the broken zones have been intruded by later bimodal felsic and mafic-appearing dikes.

To the west of Copper Mountain, the Miocene volcanic rocks can be seen overlying the Luning Formation and Jurassic granite. The contact is marked by a red stained zone that is likely the pre-eruptice paleosurface or may be a detachment fault.

Mineralization

A Jurassic age quartz monazite has intruded limestones and caused skarnification and deposition of principally copper mineralization. The skarn mineralization is pod-like and occurs adjacent to hornblende quartz feldspar porphyry dikes trending approximately east-west.

Curr ently Exploration Activities

The CPG Project is an early stage exploration property. Due to the potential of the Golden Snow Project, we have deprioritized the implementation of an exploration program on this property.

NON-MATERIAL MINERAL PROPERTIES

June Claims

On February 5, 2010, we entered into an option agreement to acquire the June Mineral Claims (the "June Claims") in the Alberni Mining Division of the Province of British Columbia.

Under the terms of the option agreement, we can acquire a 100% undivided interest in the property, subject to a royalty of 2% of net smelter returns, by paying $43,000 and issuing 300,000 common shares in stages over a three year period as follows:

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

On May 6, 2010, we determined that we would not proceed with our interest in the June Claims. Accordingly, we did not make the option payment of US $10,000, which caused our interest in the June Claims to lapse.

Texada Gold Property

In June 2009, we staked a property called the “Texada Gold Property." The property was comprised of five mineral claims and was located on Texada Island, British Columbia. On June 10, 2010, we decided to allow our interest in the Texada Gold Property to lapse.

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

PART III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(5)
3.3	Bylaws, as amended.(1)
4.1	Specimen Stock Certificate.(1)
10.1	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)
10.2	Purchase Agreement dated December 15, 2008 among Magellan Acquisition Corp., Solfotara Mining Corp. and Magellan Copper and Gold plc (Magellan Singapore Subsidiaries).(4)
10.3	Purchase Agreement dated December 16, 2008 between the Company and Bako Resources Inc. (Clisbako Property).(4)
10.4	Extension Agreement dated July 23, 2009 between the Company and Bako Resources Inc.(7)
10.5	Assignment Agreement dated May 29, 2009 among the Company, Portal Resources US Inc. and Portal Resources Ltd. (Golden Snow Project, Fish Project and CPG Project)(6)
10.6	Agreement dated for reference November 2, 2009 executed on January 19, 2010 between the Company and Agus Abidin (Manado Gold Property).(8)
10.7	Second Extension Agreement dated January 21, 2010 between the Company and Bako Resources Inc. (Clisbako Property).(9)
10.8	Extension Agreement Dated January 21, 2010 between the Company and Agus Abidin (Manado Gold Property).
10.9	Option agreement dated February 5, 2010 between the Company and Larry Sostad (June Claims). (8)
10.10	Third Extension Agreement dated March 15, 2010 between the Company and Bako Resources Inc. (Clisbako Property).
14.1	Code of Ethics.(3)
16.1	Letter of Williams & Webster, P.S. (Former Auditor).(8)
21.1	List of Subsidiaries. (10)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2008.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2009.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2009.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 21, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 26, 2010.
(10)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 16, 2010.

Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENGRAM CORPORATION

Date:	July 12, 2010	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 12, 2010	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)
Director

Date:	July 12, 2010	By:	/s/ Bryan H. Wilson
BRYAN H. WILSON
Director