Form 10-Q
period 2010-05-31
PENGRAM CORP
filed 2010-07-20
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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
Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 19, 2010, the Issuer had 54,587,144 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended May 31, 2010 are not necessarily indicative of the results that can be expected for the year ending November 30, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Pengram” and the “Company” mean Pengram Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PENGRAM CORPORATION
(An Exploration Stage Company)

SECOND QUARTER CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	NOVEMBER 30
	2010	2009

ASSETS

Current
Cash	$40,038	$3,711
Marketable securities (Note 12)	10,367	10,367
Prepaid expenses	11,057	-
Total Current Assets	61,462	14,078

Computer Equipment (Note 3)	-	253
Mineral Property Acquisition Costs (Note 4)	486,378	440,100

Total Assets	$547,840	$454,431

LIABILITIES

Current
Accounts payable and accrued liabilities	$229,785	$172,333
Amounts due to related parties	36,000	24,000
Amount due to shareholder	1,920	1,920
Promissory notes payable (Notes 4 and 5)	144,227	65,913
Promissory notes payable to related parties (Note 6)	24,899	23,901
Loan payable (Note 7)	6,745	6,476
Convertible notes (Note 9)	104,226	61,662
Unit subscriptions received (Note 10)	-	18,860
Total Current Liabilities	547,802	375,065

STOCKHOLDERS’ EQUITY

Capital Stock (Note 8)
Authorized: 100,000,000 preferred stock with a par value of $0.001 per share 300,000,000 common voting stock with a par value of $0.001 per share
Issued: 54,587,144 and 54,207,144 common shares as at May 31, 2010 and November 30, 2009 respectively	54,587	54,207
Units and Share Subscriptions Received In Advance (Note 10)	71,268	2,500
Additional Paid-In Capital	658,594	582,595
Share Purchase Warrants (Note 8)	35,700	83,179
Deficit Accumulated During The Exploration Stage	(820,111)	(643,115)
Total Stockholders’ Equity	38	79,366

Total Liabilities And Stockholders’ Equity	$547,840	$454,431

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE		SIX		INCEPTION
	MONTHS		MONTHS		APRIL 28
	ENDED		ENDED		2006 TO
	MAY 31		MAY 31		MAY 31
	2010	2009	2010	2009	2010

Expenses
Bank charges and interest	6,076	-	11,288	-	29,802
Consulting fees	-	-	-	-	2,350
Depreciation expense	126	126	252	252	1,515
Filing and regulatory	170	2,560	1,049	2,750	16,297
Finance charges	23,106	7,659	45,709	7,659	99,328
Incorporation costs	-	-	-	1,262	3,382
Investor relations	1,000	-	1,000	-	10,800
Management fees	9,000	9,000	18,000	18,000	110,600
Mineral property exploration costs	-	6,662	1,569	9,728	62,999
Office and administrative	6,209	9,143	9,629	12,421	52,843
Professional fees	48,949	34,578	82,000	78,162	404,114
Travel	-	-	-	-	13,581
Website design	-	-	3,500	-	3,500
Write-off of mineral property costs	3,000	-	3,000	-	9,000

Net Loss For The Period	$(97,636)	$(69,728)	$(176,996)	$(130,234)	$(820,111)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	54,427,905	53,997,144	54,327,419	53,821,320

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	SIX		INCEPTION
	MONTHS		APRIL 28
	ENDED		2006 TO
	MAY 31		MAY 31
	2010	2009	2010

Cash (Used In) Operating Activities
Net loss for the period	$(176,996)	$(130,234)	$(820,111)
Adjustment for items not effecting cash:
Depreciation	253	252	1,515
Finance charges on convertible notes	45,708	7,659	99,327
Foreign exchange	438	(1,025)	9,751
Accrued interest payable	10,999	6,762	27,745
Write-off of mineral property costs	3,000	-	9,000
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	57,452	14,478	226,069
Amounts due to related parties	12,000	-	36,000
Prepaid expenses	(11,057)	-	(11,057)
	(58,203)	(102,108)	(421,760)
Cash Provided By (Used In) Investing Activities
Advances	-	20,000	(10,367)
Mineral property acquisition costs	(42,878)	-	(58,878)
Purchase of computer equipment	-	-	(1,516)
	(42,878)	20,000	(70,761)
Cash Provided By Financing Activities
Issuance of convertible notes	-	70,000	137,500
Issuance of common stock	-	-	208,981
Finder’s fees	(5,042)	-	(5,042)
Units and share subscriptions received in advance	67,450	-	88,810
Promissory note payable	75,000	-	75,000
Promissory note payable to related party	-	-	27,000
Repayment of promissory notes payable to related parties	-	-	(7,000)
Loan payable	-	-	5,390
Amount due to shareholder	-	920	1,920
	137,408	70,920	532,559

Increase (Decrease) In Cash	36,327	(11,188)	40,038
Cash, Beginning Of Period	3,711	29,926	-

Cash, End Of Period	$40,038	$18,738	$40,038

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing And Investing Activities
Shares received from Solfotara Minerals Corp. (Note 10)	$-	$10,367	$10,367
Shares issued for mineral property acquisition costs (Note 4)	$6,400	$300,000	$342,400
Promissory note payable for mineral property acquisition costs (Note 4)	$-	$56,600	$56,600
Conversion of convertible notes	$10,000	$-	$10,000

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION APRIL 28, 2006 TO MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

						DEFICIT
						ACCUMULATED
			SHARE			DURING
			SUBSCRIPTIONS	ADDITIONAL	SHARE	THE
	COMMON STOCK		RECEIVED	PAID-IN	PURCHASE	EXPLORATION
	SHARES	AMOUNT	IN ADVANCE	CAPITAL	WARRANTS	STAGE	TOTAL

Balance, November 30, 2007	44,997,144	44,997	-	83,984	-	(128,496)	485

September 4, 2008 – units issued for cash at $0.03	3,000,000	3,000	-	41,300	35,700	-	80,000
Net loss for the year	-	-	-	-	-	(139,039)	(139,039)
Balance, November 30, 2008	47,997,144	47,997	-	125,284	35,700	(267,535)	(58,554)

Stock issued for mineral property	6,000,000	6,000	-	294,000	-	-	300,000
Relative fair value allocation of convertible notes	-	-	-	90,021	47,479	-	137,500
Stock issued under assignment agreement	150,000	150	-	37,350	-	-	37,500
Stock issued pursuant to extension agreement	60,000	60	-	35,940	-	-	36,000
Share subscriptions received in advance	-	-	2,500	-	-	-	2,500
Net loss for the year	-	-	-	-	-	(375,580)	(375,580)
Balance, November 30, 2009	54,207,144	54,207	2,500	582,595	83,179	(643,115)	79,366

Exercise of warrants	150,000	150	-	12,350	-	-	12,500
Expiry of warrants	-	-	-	47,479	(47,479)	-	-
Conversion of convertible notes	200,000	200	-	9,800	-	-	10,000
Stock issued under assignment agreement	30,000	30	-	6,370	-	-	6,400
Share subscriptions received in advance	-	-	68,768	-	-	-	68,768
Net loss for the period	-	-	-	-	-	(176,996)	(176,996)

Balance, May 31, 2010	54,587,144	$54,587	$71,268	$658,594	$35,700	$(820,111)	$38

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments, all of which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the interim consolidated financial position of Pengram Corporation (“the Company”) and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2009. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended November 30, 2009, has been omitted. The results of operations for the six month period ended May 31, 2010 are not necessarily indicative of results for the entire fiscal year ending November 30, 2010.

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

MAY 31, 2010
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $820,111 for the period from April 28, 2006 (inception) to May 31, 2010, and has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

MAY 31, 2010
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

MAY 31, 2010
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

The Company’s financial instruments include cash, marketable securities, accounts payable and accrued liabilities, amounts due to related parties, amount due to shareholder, promissory notes payable, promissory notes payable to related parties, loan payable and convertible notes. All such instruments are carried at cost, which, due to the short maturity of these financial instruments, approximate fair value at May 31, 2010.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
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

The following outstanding convertible notes, stock options, and share purchase warrants were excluded from the diluted EPS computation as their effect would have been anti- dilutive:

	MAY 31	NOVEMBER 30
	2010	2009

Convertible notes	2,847,979	2,910,856
Share purchase warrants	3,000,000	4,650,000

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
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

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Share-based Compensation

The Company accounts for stock-based compensation under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market- based volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock- based compensation expense may differ materially in the future from that recorded in the current period.

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

MAY 31, 2010
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

The Company measured their marketable securities using Level 3 fair value assumptions as at May 31, 2010. The fair value of the common shares received (see Note 12) was determined as the difference between the Company’s cash advances paid and the cash advances to be recovered from Solfotara Minerals Corp. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six month period ended May 31, 2010.

The following table presents information about the Company’s financial instruments that have been measured at fair value as of May 31, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	May 31	MARKETS	INPUTS	INPUTS
DESCRIPTION	2010	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)

Assets:
Cash	$40,038	$40,038	$-	$-
Marketable securities	10,367	-	-	10,367
Assets measured at fair value at May 31, 2010	$50,405	$40,038	$-	$10,367

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	q)	Comparative Figures

Certain comparative figures have been reclassified to conform with the current year’s presentation.

	r)	Recent Accounting Pronouncements

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

3.	COMPUTER EQUIPMENT

	MAY 31			NOVEMBER 30
	2010			2009
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer Equipment	$1,516	$1,516	$-	$253

4.	MINERAL PROPERTY AND ACQUISITION COSTS

	NOVEMBER 30		ABANDONED,	MAY 31
	2009	ADDITIONS	IMPAIRED	2010
Mineral Property

Clisbako claims (a)	$392,600	$11,278	$-	$403,878
Eureka claims (b)	47,500	-	-	47,500
Manado Gold claims (c)	-	35,000	-	35,000
June claims (d)	-	3,000	(3,000)	-

	$440,100	$49,278	$(3,000)	$486,378

	NOVEMBER			NOVEMBER
	30		ABANDONED,	30
	2008	ADDITIONS	IMPAIRED	2009
Mineral Property

Clisbako claims (a)	$-	$392,600	$-	$392,600
Eureka claims (b)	-	47,500	-	47,500

	$-	$440,100	$-	$440,100

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY AND ACQUISITION COSTS (Continued)

a)	Clisbako Claims

On December 16, 2008, the Company entered into a purchase agreement to acquire an undivided 100% interest in a group of ten mineral claims (collectively known as the “Clisbako” claims) located in the Cariboo Mining Division of British Columbia, Canada. Consideration for the claims was 6,000,000 shares (issued – see Note 8(a)) of the Company’s common stock with a value of $300,000 and the issuance to the vendor of a promissory note in the amount of $56,600 (CDN$70,000 translated to US$66,350 as at May 31, 2010) payable June 30, 2009. On July 23, 2009, the Company reached an agreement with the vendor to extend the deadline of the promissory note to December 31, 2009. In consideration of the extension of the deadline, the Company issued 60,000 common shares to the vendor with a fair value of $36,000. The promissory note is unsecured and free of interest.

On January 21, 2010, the Company reached an agreement with the vendor to further extend the due date of the promissory note to February 15, 2010. In consideration of the further extension of the deadline, the Company issued 10,000 shares of its common stock to the vendor during the six month period ended May 31, 2010.

On March 15, 2010, the Company entered into a third extension agreement dated for reference February 15, 2010, with the vendor to extend the due date of a non-interest bearing promissory note in the amount of CDN $70,000 payable to the vendor from February 15, 2010 to June 30, 2010. In consideration of the extension, the Company paid $5,000 of the promissory note and issued to the vendor 20,000 common shares (issued) with a value of $2,200.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY AND ACQUISITION COSTS (Continued)

	b)	Eureka Claims

On May 29, 2009, the Company entered into an assignment agreement to acquire an undivided 100% interest in a series of mineral claims (collectively known as the “Eureka” claims) situated in the Eureka County, Esmeralda County and Mineral County, Nevada. Consideration for the claims is as follows:

		i)	150,000 common shares (issued) with a value of $37,500;

		ii)	$10,000 advance royalty payment due on or before August 28, 2009 (paid);

		iii)	$15,000 advance royalty payment due on or before August 28, 2010;

		iv)	$20,000 advance royalty payment due on or before August 28, 2011;

		v)	$25,000 advance royalty payment due on or before August 28, 2012;

		vi)	$30,000 advance royalty payment due on or before August 28, 2013, with an additional $30,000 due each year thereafter for a period of five years.

	c)	Manado Gold Claims

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

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY AND ACQUISITION COSTS (Continued)

During the period ended May 31, 2010, the Company elected to exercise its option to enter into the Acquisition Agreement. The Acquisition Agreement shall provide for the earning of interests by the Company in the Manado Gold claims by making cash payments, stock issuances and completing work programs as follows:

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

On March 29, 2010, the Company and the vendor agreed to extend the Due Diligence Period from January 31, 2010 to April 30, 2010.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY AND ACQUISITION COSTS (Continued)

	d)	June Claims

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

During the period ended May 31, 2010, the Company abandoned and wrote off all costs incurred with respect to the June property.

5.	PROMISSORY NOTE PAYABLE

The Company entered into a promissory note agreement whereby it borrowed $75,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and repayable on demand. As at May 31, 2010, a total of $2,877 has been accrued as interest on this note.

6.	PROMISSORY NOTES PAYABLE TO RELATED PARTIES

On December 19, 2007, the Company entered into a promissory note whereby it borrowed $20,000. The note is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at May 31, 2010, a total of $4,899 has been accrued as interest payable on the loan. During the year ended November 30, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	LOAN PAYABLE

On October 1, 2008, the Company received a loan from an arm’s length party of $10,000. The loan is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. During the year ended November 30, 2009, the Company paid back $4,610 of this balance. As at May 31, 2010, a total of $1,355 has been accrued as interest payable on the loan.

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

During the six month period ended May 31, 2010, the Company completed the following stock transactions:

issued 30,000 common shares with a value of $6,400 pursuant to an extension to a mineral property purchase agreement (see Note 4);
issued 200,000 common shares with a value of $10,000 pursuant to a conversion of a convertible note;
issued 150,000 common shares from exercise of warrants.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

	b)	Share Purchase Warrants

As at May 31, 2010 share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF WARRANTS	EXERCISE PRICE	EXPIRY DATE
3,000,000	$0.033	September 4, 2010
3,000,000

A summary of changes in share purchase warrants for the year ended November 30, 2009 and for the six month period ended May 31, 2010 is presented below:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Balance, November 30, 2008	3,000,000	$ 0.033
Issued (Note 9)	1,650,000	$0.083
Balance, November 30, 2009	4,650,000	$0.05
Exercised	(150,000)	$0.083
Expired (Note 9)	(1,500,000)	$0.083
Balance, May 31, 2010	3,000,000	$0.03

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

	c)	Stock Options

As at May 31, 2010, the Company does not have an incentive stock option plan.

9.	CONVERTIBLE NOTES

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

MAY 31, 2010
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

During the six month period ended May 31, 2010, the Company recorded as finance charges, $15,783 of amortization of the discount resulting from the allocation of proceeds to the warrants and a further $29,925 of the intrinsic value of the beneficial conversion feature, leaving total unamortized amounts of $38,173.

During the six month period ended May 31, 2010, $10,000 of principal was converted into 200,000 shares of the Company’s common stock.

10.	UNIT AND SHARE SUBSCRIPTIONS RECEIVED IN ADVANCE

	a)	Unit subscriptions received

During the six months ended May 31, 2010, the Company received $57,450 in advance of a private placement. Under the terms of the financing, a total of 574,500 units will be issued at a price of $0.10 per unit. Each unit will consist of one common share and one share purchase warrant, each whole warrant entitling the holder thereof to purchase an additional common share at a price of $0.15 for a period of two years. Due to the provision in the subscription agreements that the subscription funds will constitute non- interest bearing demand loans to the Company in the event the subscriptions are not accepted by the Company, the Company classified the unit subscriptions received in advance as current liabilities. During the period ended May 31, 2010, the Company approved the terms of this private placement. Unit subscriptions of $18,860 received in prior year were reclassified to equity, for a total of $76,310.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

10.	UNIT AND SHARE SUBSCRIPTIONS RECEIVED IN ADVANCE (Continued)

	b)	Share subscriptions received in advance

During the year ended November 30, 2009, the Company received $2,500 towards the exercise of share purchase warrants. A total of 30,000 shares of the Company’s common stock were issued in March 2010.

The amounts classified as unit and share subscriptions received in advance are presented net of cash finder’s fees totaling $5,042.

11.	RELATED PARTY TRANSACTIONS

During the six month period ended May 31, 2010, the Company paid or accrued management fees for services performed in the amount of $18,000 (2009 - $9,000) to the board of directors of MAC.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

12.	MARKETABLE SECURITIES AND ADVANCES (Continued)

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

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

May 31, 2010
USA	$-	$47,500
Canada	-	403,878
Indonesia	-	35,000
	$-	$486,378

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
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

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties. We currently own a 100% interest in our lead mineral project called the “Clisbako Property” We also have options to acquire: (i) a 100% interest in the “Golden Snow Project," the “Fish Project” and the “CPG Project" (collectively referred to as the “Eureka Optioned Properties”); and (ii) up to an 85% interest in the “Manado Gold Property.”

We anticipate that we will be focusing our resources on the exploration of the Clisbako Property, the Golden Snow Project and the Manado Gold Property due to their potential and current state of development.

We are actively reviewing other gold potential mineral properties for future acquisition.

RECENT CORPORATE DEVELOPMENTS

We experienced the following corporate developments since the filing of our Quarterly Report on Form 10-Q for the three months ended February 28, 2010 on April 19, 2010:

1.

On April 28, 2010, we entered into an advertising agreement dated for reference April 23, 2010 (the “Agreement”) with Bull and Bear Financial Report (the “Advertiser”) whereby the Advertiser will provide advertising services to us. The advertising services to be provided by the Advertiser includes six months of coverage in the Bull and Bear Financial Report and coverage in the Advertiser’s brochures that are distributed at investor conferences and by direct mailing. In consideration of these services we agreed to pay $16,900 to the Advertiser, of which $1,000 was paid on execution of the Agreement.

2.

On April 30, 2010, we notified Agus Abidin that we have elected to exercise our option to enter into an acquisition agreement to acquire up to an 85% undivided interest in the Manado Gold Property pursuant to the terms of the letter agreement dated November 2, 2009, as amended (the “Manado Agreement”).

3.

On May 6, 2010, we determined that we would not proceed with our interest in the June Claims, which were located in the Alberni Mining Division of the Province of British Columbia. As a result, we did not make our option payment, which caused our interest to lapse.

4.	On June 10, 2010, we decided to allow our interest in the Texada Gold Property, which was located on Texada Island, British Columbia, to lapse.

We allowed the June Claims and Texada Gold Property to lapse so we could focus on the development of our more significant properties.

CLISBAKO PROPERTY

Our main mineral property is the “Clisbako Property,” in which we own a 100% interest. The Clisbako Property covers an area of approximately 3,388 hectares and is located in the Interior Plateau Region of north central British Columbia. It is composed of ten contiguous mineral claims, situated within the Cariboo Mining Division. The claims are situated approximately 125 kilometers west of Quesnel, British Columbia.

Our acquisition of the Clisbako Property was completed under the terms of a purchase agreement dated December 16, 2008 with Bako Resources Inc. (“Bako”). Under the terms of the purchase agreement, we issued to Bako 2,000,000 pre-split (6,000,000 post-split) shares and a promissory note in the amount of $56,600 (CDN $70,000 translated to US$66,350 as at May 31, 2010) payable on June 30, 2009 (the “Promissory Note”). On July 23, 2009, we entered into an extension agreement with Bako to extend the due date of the Promissory Note to December 31, 2009. In consideration of this extension, we issued 60,000 shares of our common stock to Bako. On January 21, 2010, we entered into a second extension agreement with Bako, whereby Bako agreed to extend the Promissory Note from December 31, 2009 to February 15, 2010. In consideration of the extension, we issued to Bako 10,000 shares of our common stock. On March 15, 2010, we entered into a third extension agreement dated for reference February 15, 2010, with Bako, whereby Bako agreed to extend the due date of the Promissory Note from February 15, 2010 to June 30, 2010. In consideration of this extension, we paid CDN $5,000 of the Promissory Note and issued to Bako 20,000 shares of our common stock. Pursuant to a verbal agreement, Bako agreed to extend the promissory note to July 31, 2010.

MANADO GOLD PROPERTY

On January 19, 2010, we entered into an agreement with Agus Abidin dated for reference November 2, 2009 (the “Manado Agreement”) to acquire an option to earn up to an 85% interest in the Manado Gold Property. Under the terms of the Manado Agreement, we paid $35,000 to the owners of the Manado Gold Property (the “Owners”) for the exclusive right to formalize an agreement (the “Acquisition Agreement”) to earn up to an 85% undivided interest in the Manado Gold Property.

Under the terms of the proposed Acquisition Agreement, we will be able to earn an interest in the Manado Gold Property by making cash payments, issuing shares and completing work programs at various stages. We will be able to acquire:

(a)

an initial 10% interest in the Manado Gold Property by paying $90,000 (of which $15,000 has been paid) and issuing 150,000 shares of our common stock to the Owners on execution of the Acquisition Agreement, and completing a mineral exploration program at a cost of not less than $250,000 prior to the first anniversary of the Acquisition Agreement;

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

On April 30, 2010, we notified Mr. Abidin that we had elected to exercise our option to enter into the Acquisition Agreement to acquire up to an 85% undivided interest in the Manado Gold Property pursuant to the terms of the Manado Agreement. The entry into the Acquisition Agreement has been delayed as the Owners of the Manado Gold Property are currently completing changes under Indonesian law in order to update the companies holding the properties to compliance under the new Indonesian corporate laws, to convert the tenure under which the properties are held under the new Indonesian mining laws and to permit investment by foreign entities in the companies holding the mineral properties. We have advanced $15,000 of the $90,000 due on execution the Acquisition Agreement to assist the Owner in making the necessary changes. There is no assurance that the Owners will be able to complete these changes required under in order for us to enter into the Acquisition Agreement or earn any interest in the Manado Gold Property.

GOLDEN SNOW PROJECT, FISH PROJECT AND CPG PROJECT

One May 29, 2009, we acquired an option for a 100% undivided interest (the “Option Agreement”) in certain mineral properties known as the Golden Snow Project in Eureka County, Nevada, the Fish Project in Esmeralda County, Nevada and the CPG Project in Mineral County, Nevada (collectively, the “Eureka Optioned Properties”). Our acquisition of the option was completed pursuant to the terms and conditions of an assignment agreement (the “Assignment Agreement”) dated May 29, 2009 with Portal Resources Ltd. (“PRL”) and Portal Resources US Inc.’s (the “Assignor”). Under the terms of the Assignment Agreement, the Assignor assigned all of its rights and interest in the an option agreement (the “Option Agreement”) dated August 28, 2008 among the Assignor, Claremont Nevada Mines LLC (“Claremont”), Scoonover Exploration LLC (“Scoonover”) and JR Exploration LLC (“JR”). In consideration of the assignment, we issued 150,000 shares of common stock to PRL.

In order to maintain and exercise the Option Agreement, we will be required to:

(a)	pay to Claremont:

	(i)	$10,000 on August 28, 2009 (which amount has been paid);
	(ii)	$15,000 on August 28, 2010;
	(iii)	$20,000 on August 28, 2011;
	(iv)	$25,000 on August 28, 2012; and
	(v)	$30,000 on August 28, 2013 and each subsequent year of the term of the Option Agreement (the term is for ten years and may be renewed for an additional ten years);

(b)	pay the annual claim maintenance fees for the Eureka Optioned Properties during the term of the Option Agreement. The Eureka Optioned Properties are in good standing until September 1, 2010; and

(c)

pay $1,000 to Claremont in conjunction with the delivery to Claremont of a copy of a mine plan of operations in respect of the Eureka Optioned Properties, or a final feasibility study in respect of the Eureka Optioned Properties.

Upon our exercising of the Option Agreement, Claremont, Scoonover and JR will collectively reserve a 3% net smelter royalty on the Eureka Optioned Properties. We may purchase up to 2% of the royalty for $500,000 per 1% of the royalty.

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

Subject to obtaining sufficient financing, Phase I of our exploration program is intended to be commenced in the summer of 2010. If we are able to obtain financing, Phase I of our exploration program on the Clisbako Property will involve soil geochemical surveys, prospecting, mapping and geophysics in order to define the Bari 1 and Bari 2 zones. We anticipate that Phase I will cost approximately CDN $122,000 (approximately $116,613). There is no assurance that we will be able to acquire such financing.

Manado Gold Property

On April 30, 2010 we elected to exercise our option to enter into an Acquisition Agreement. Subject to entering into the formal Acquisition Agreement, we plan to commence an initial exploration program of approximately $250,000 in order to confirm results of the previous exploration work on the mineralized zones.

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

During the next twelve months, we will be required to make a number of payments in order to maintain our options to acquire the Golden Snow Project, Fish Project and CPG Project. Under the terms of our options to acquire the Golden Snow Project, Fish Project and CPG Project, in order to keep them in good standing, we are required to pay to Claremont: (i) an option payment of $15,000 by August 28, 2010; and (ii) the Bureau of Land Management maintenance and claim fees of approximately $32,088 by September 1, 2010. If we are unable to make the payments to Claremont, the Bureau of Land Management or pay the annual maintenance claim fees, we will lose our interest in the Golden Snow Project, Fish Project and CPG Project.

These agreements are options only and we may determine at any time not to proceed in which case we would not be liable to pay any funds beyond the amounts due at the time we provide notice that we are not proceeding. There is no assurance that we will exercise these options.

As at May 31, 2010, we had $40,038 cash on hand. Accordingly, we have insufficient cash on hand to proceed with our exploration on the Clisbako Property, satisfy the option payments to acquire the Golden Snow Project, Fish Project and CPG Project, and meet our ongoing operating costs. As such, we will require substantial financing in order to meet our obligations. There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three and Six Months Summary

		Three		Three
		Months		Months	Percentage		Six Months		Six Months	Percentage
		Ended May		Ended May	Increase /		Ended May		Ended May	Increase /
		31, 2010		31, 2009	(Decrease)		31, 2010		31, 2009	(Decrease)
Revenue	$	Nil	$	Nil	n/a	$	Nil	$	Nil	n/a
Expenses		(97,636)		(69,728)	40.0%		(176,996)		(130,234)	35.9%
Net Loss		$(97,636)		$(69,728)	40.0%		$(176,996)		$(130,234)	35.9%

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

Expenses

Our operating expenses for the three and six months ended May 31, 2010 and 2009 consisted of the following:

				Six Months	Six Months
	Three Months	Three Months	Percentage	Ended	Ended	Percentage
	Ended	Ended	Increase /	May 31,	May 31,	Increase /
	May 31, 2010	May 31, 2009	(Decrease)	2010	2009	(Decrease)
Bank charges and interest	$6,076	$-	100%	$11,288	$-	100%
Depreciation Expense	126	126	n/a	252	252	n/a
Filing and Regulatory	170	2,560	(93.4)%	1,049	2,750	(61.9)%
Finance Charges	23,106	7,659	201.7%	45,709	7,659	496.8%
Incorporation Costs	-	-	n/a	-	1,262	(100)%
Investor Relations	1,000	$-	100%	1,000	$-	100%
Management Fees	9,000	9,000	n/a	18,000	18,000	n/a
Mineral Property Exploration Costs	-	6,662	(100)%	1,569	9,728	(83.9)%
Office and Administrative	6,209	9,143	(32.1)%	9,629	12,421	(22.5)%
Professional Fees	48,949	34,578	41.6%	82,000	78,162	(4.9)%
Website design	-	-	n/a	3,500	-	100%
Write-off Mineral Property Costs	3,000	$-	100%	3,000	$-	100%
Total Operating Expenses	$97,636	$69,728	40.0%	$176,996	$130,234	35.9%

Our operating expenses during the quarter ended May 31, 2010 totaled $97,636 compared with $69,728 during the quarter ended May 31, 2009. The increase in our operating expenses was primarily a result of increased bank charges and interest, finance charges, professional fees, investor relations and write-off of mineral properties costs. This increase was partially offset by a decrease in filing and regulatory, office and administrative expenses and mineral property exploration costs.

During the six months ended May 31, 2010, our operating expenses increased to $176,996 from $130,234 during the six months ended May 31, 2009. The increase in our operating expenses was primarily a result of increased bank charges and interest, finance charges website design, investor relations and write-off of mineral properties costs. This increase was partially offset by a decrease in filing and regulatory, office and administrative expenses and mineral property exploration costs.

Finance fees during the three and six months ended May 31, 2010 primarily relate to amortization of the discount resulting from the allocation of proceeds to the warrants and the intrinsic value beneficial conversion feature.

Management fees relate to fees paid or accrued to the directors of Magellan Acquisition Corp., our wholly owned Nevada subsidiary.

Professional fees primarily relate to costs incurred in connection with our option to acquire an interest in the Manado Property, and meeting our ongoing reporting requirements under the Exchange Act.

We anticipate our operating expenses will increase if we implement our exploration program on our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
		At	Percentage
	At May 31, 2010	November 30, 2009	Increase / (Decrease)
Current Assets	$61,462	$14,078	336.6%
Current Liabilities	(547,802)	(375,065)	46.1%
Working Capital Deficit	$(486,340)	$(360,987)	34.7%

Cash Flows
	Six Months Ended May	Six Months Ended May
	31, 2010	31, 2009
Cash Flows (Used In) Operating Activities	$(58,203)	$(102,108)
Cash Flows (Used In) From Investing Activities	(42,878)	20,000
Cash Flows From Financing Activities	137,408	70,920
Increase (Decrease) In Cash During Period	$36,327	$(11,188)

The increase in our working capital deficit at May 31, 2010 from our year ended November 30, 2009 is a result of the fact that: (i) accounts payable increased due to our lack of capital to meet ongoing expenditures; (ii) we recorded subscriptions received of $57,450 as the securities have not yet been issued; and (iii) we received a loan of $75,000 from a third party. The loan bears interest at a rate of 10% per annum and is due on demand.

Future Financings

As at May 31, 2010, we had $40,038 cash on hand. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term.

Our Board of Directors have approved a foreign private placement offering of up to 3,000,000 Units at a price of $0.10 per Unit and a U.S. private placement offering of up to 5,000,000 Units at a price of $0.10 per Unit. As at May 31, 2010, we have received $57,450 under these offerings, but we have not issued any securities under these offerings. There is no assurance that we will be able to complete the sale of any securities under these offerings. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended November 30, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 31, 2010, we had $40,038 cash on hand and a working capital deficit of $486,340. Our plan of operation calls for significant expenses in connection with the exploration and development of our mineral properties, particularly the Clisbako Property, and to meet our obligations under our option agreements to acquire: (i) Eureka Optioned Properties; and (ii) the Manado Gold Property. There is no guarantee that we will to exercise these options or that in the event we do exercise any of these options that the acquisition will in fact occur.

Our Board of Directors have approved a foreign private placement offering of up to 3,000,000 Units at a price of $0.10 per Unit and a U.S. private placement offering of up to 5,000,000 Units at a price of $0.10 per Unit. As at May 31, 2010, we have received $57,450 under these offerings, but we have not issued any securities under these offerings. There is no assurance that we will be able to complete the sale of any securities under these offerings. Obtaining financing would be subject to a number of factors outside of our control, including market conditions and additional costs and expenses that might exceed current estimates. These factors may make the timing, amount, terms or conditions of financing unavailable to us in which case we will be unable to complete our plan of operation on our mineral properties and to meet our obligations under our option agreements.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our auditors believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $820,111 for the period from our inception on April 28, 2006 to May 31, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our former auditor's comments when determining if an investment in us is suitable.

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

There is no assurance that we will be able to complete our purchase of the Manado Gold Property or exercise our options to acquire the Eureka Optioned Properties.

In order to complete the purchase of the Manado Gold Property and exercise our options to acquire the Eureka Optioned Properties we are required to make a series of cash payments and meet the annual claim maintenance fees. In order to meet these payments we will need to obtain substantial financing. If we are unable to meet these payments, we will lose our options to acquire these properties.

We may be unable to conduct exploration activities due to foreign regulations.

We may have trouble obtaining any necessary permits, and complying with foreign mining law to do our due diligence. We may be prohibited by mining laws in Indonesia from conducting due diligence or any other activity on the Manado Gold Property. We have not conducted any research into the property, mining, or other applicable laws regarding the Manado Gold Property.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(5)
3.3	Bylaws, as amended.(1)
4.1	Specimen Stock Certificate.(1)
10.1	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)

Exhibit
Number	Description of Exhibits
10.2	Purchase Agreement dated December 15, 2008 among Magellan Acquisition Corp., Solfotara Mining Corp. and Magellan Copper and Gold plc (Magellan Singapore Subsidiaries).(4)
10.3	Purchase Agreement dated December 16, 2008 between the Company and Bako Resources Inc. (Clisbako Property).(4)
10.4	Extension Agreement dated July 23, 2009 between the Company and Bako Resources Inc.(7)
10.5	Assignment Agreement dated May 29, 2009 among the Company, Portal Resources US Inc. and Portal Resources Ltd. (Golden Snow Project, Fish Project and CPG Project)(6)
10.6	Agreement dated for reference November 2, 2009 executed on January 19, 2010 between the Company and Agus Abidin (Manado Gold Property).(8)
10.7	Second Extension Agreement dated January 21, 2010 between the Company and Bako Resources Inc. (Clisbako Property).(9)
10.8	Extension Agreement Dated January 21, 2010 between the Company and Agus Abidin (Manado Gold Property). (10)
10.9	Option agreement dated February 5, 2010 between the Company and Larry Sostad (June Claims). (8)
10.10	Third Extension Agreement dated March 15, 2010 between the Company and Bako Resources Inc. (Clisbako Property).(10)
10.11	Second Extension Agreement Dated March 29, 2010 between the Company and Agus Abidin (Manado Gold Property).(11)
10.12	Loan Agreement dated January 11, 2010 between the Company and Laverne Assets Group Corp.(12)
10.12	Agreement dated for reference April 23, 2010 executed on April 28, 2010 between the Company and Bull and Bear Financial Report.(13)
14.1	Code of Ethics.(3)
16.1	Letter of Williams & Webster, P.S. (Former Auditor).(8)
21.1	List of Subsidiaries.(10)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2008.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2009.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2009.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 21, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 26, 2010.
(10)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 16, 2010.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2010.
(12)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on April 19, 2010.
(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENGRAM CORPORATION

Date:	July 20, 2010	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)