Form 10-Q
period 2010-08-31
PENGRAM CORP
filed 2010-10-20
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ x ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[ ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 20, 2010, the Issuer had 55,187,144 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended August 31, 2010 are not necessarily indicative of the results that can be expected for the year ending November 30, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Pengram” and the “Company” mean Pengram Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PENGRAM CORPORATION
(An Exploration Stage Company)

THIRD QUARTER CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2010	2009

ASSETS

Current
Cash	$15,692	$3,711
Marketable securities (Note 12)	10,367	10,367
Prepaid expenses	6,000	-
Total Current Assets	32,059	14,078

Computer Equipment (Note 3)	-	253
Mineral Property Acquisition Costs (Note 4)	461,575	440,100

Total Assets	$493,634	$454,431

LIABILITIES

Current
Accounts payable and accrued liabilities	$266,345	$172,333
Amounts due to related parties	42,000	24,000
Amount due to shareholder	1,920	1,920
Promissory notes payable (Notes 4 and 5)	139,399	65,913
Promissory notes payable to related parties (Note 6)	25,403	23,901
Loan payable (Note 7)	6,881	6,476
Convertible notes (Note 9)	136,498	61,662
Unit subscriptions received (Note 10)	-	18,860
Total Current Liabilities	618,446	375,065

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 8)
Authorized:
100,000,000 preferred stock with a par value of $0.001 per share
300,000,000 common voting stock with a par value of $0.001 per share

Issued:
55,187,144 common shares as at August 31, 2010	55,187	54,207

Share Subscriptions Received In Advance (Note 10)	36,283	2,500
Additional Paid-In Capital	696,244	582,595
Share Purchase Warrants (Note 8)	57,450	83,179
Deficit Accumulated During The Exploration Stage	(969,976)	(643,115)
Total Stockholders’ Equity (Deficiency)	(124,812)	79,366

Total Liabilities And Stockholders’ Equity	$493,634	$454,431

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE		NINE		INCEPTION
	MONTHS		MONTHS		APRIL 28
	ENDED		ENDED		2006 TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2010	2009	2010	2009	2010

Expenses
Bank charges and interest	$2,417	$4,333	$13,705	$11,245	$32,219
Consulting fees	14,800	-	14,800	-	17,150
Depreciation expense	-	127	253	379	1,516
Filing and regulatory	1,241	2,019	2,290	4,769	17,538
Finance charges	31,154	23,105	76,863	30,764	130,482
Incorporation costs	-	-	-	1,262	3,382
Investor relations	-	4,200	1,000	4,200	10,800
Management fees	9,508	9,000	27,508	27,000	120,108
Mineral property exploration costs	33,124	40,686	34,693	50,414	96,123
Office and administrative	6,311	1,379	15,939	6,888	59,153
Professional fees	57,044	35,168	139,044	113,330	461,158
Recovery on mineral property	(8,494)	-	(8,494)	-	(8,494)
Travel	2,760	-	2,760	-	16,341
Website design	-	-	3,500	-	3,500
Write-off of mineral property costs	-	-	3,000	-	9,000

Net Loss For The Period	$(149,865)	$(120,017)	$(326,861)	$(250,251)	$(969,976)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	54,420,405	54,166,057	54,362,910	53,937,071

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	NINE		INCEPTION
	MONTHS		APRIL 28
	ENDED		2006 TO
	AUGUST 31		AUGUST 31
	2010	2009	2010

Cash (Used In) Operating Activities
Net loss for the period	$(326,861)	$(250,251)	$(969,976)
Adjustment for items not affecting cash:
Depreciation	253	379	1,516
Finance charges on convertible notes	76,863	30,764	130,482
Foreign exchange	438	(1,025)	9,751
Accrued interest payable	12,756	10,584	29,502
Write-off of mineral property costs	3,000	-	9,000
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	94,012	47,053	262,629
Amounts due to related parties	18,000	12,000	42,000
Prepaid expenses	(6,000)	-	(6,000)
	(127,539)	(150,496)	(491,096)
Cash Used In Investing Activities
Advances	-	50,000	(10,367)
Mineral property acquisition costs	(68,125)	(10,000)	(84,125)
Recovery of mineral property costs	50,050	-	50,050
Purchase of computer equipment	-	-	(1,516)
	(18,075)	40,000	(45,958)
Cash Provided By Financing Activities
Issuance of convertible notes	-	70,000	137,500
Issuance of common stock	70,000	-	278,981
Finder’s fees	(5,042)	-	(5,042)
Units and share subscriptions received in advance	22,465	-	43,825
Promissory note payable	75,000	-	75,000
Repayment of promissory note	(4,828)	-	(4,828)
Promissory note payable to related party	-	7,000	27,000
Repayment of promissory notes payable to related parties	-	-	(7,000)
Loan payable	-	-	5,390
Amount due to shareholder	-	920	1,920
Bank indebtedness	-	2,650	-
	157,595	80,570	552,746

Increase (Decrease) In Cash	11,981	(29,926)	15,692

Cash, Beginning Of Period	3,711	29,926	-

Cash, End Of Period	$15,692	$-	$15,692

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing And Investing Activities
Shares received from Solfotara Minerals Corp. (Note 10)	$-	$10,367	$10,367
Shares issued for mineral property acquisition costs (Note 4)	$6,400	$373,500	$342,400
Promissory note payable for mineral property acquisition costs (Note 4)	$-	$56,600	$56,600
Conversion of convertible notes	$10,000	$-	$10,000

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION APRIL 28, 2006 TO AUGUST 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

						DEFICIT
						ACCUMULATED
			SHARE			DURING
			SUBSCRIPTIONS	ADDITIONAL	SHARE	THE
	COMMON STOCK		RECEIVED	PAID-IN	PURCHASE	EXPLORATION
	SHARES	AMOUNT	IN ADVANCE	CAPITAL	WARRANTS	STAGE	TOTAL

Balance, November 30, 2007	44,997,144	$44,997	$-	$83,984	$-	$(128,496)	$485

September 4, 2008 – units issued for cash at $0.03	3,000,000	3,000	-	41,300	35,700	-	80,000
Net loss for the year	-	-	-	-	-	(139,039)	(139,039)
Balance, November 30, 2008	47,997,144	47,997	-	125,284	35,700	(267,535)	(58,554)

Stock issued for mineral property	6,000,000	6,000	-	294,000	-	-	300,000
Relative fair value allocation of convertible notes	-	-	-	90,021	47,479	-	137,500
Stock issued under assignment agreement	150,000	150	-	37,350	-	-	37,500
Stock issued pursuant to extension agreement	60,000	60	-	35,940	-	-	36,000
Share subscriptions received in advance	-	-	2,500	-	-	-	2,500
Net loss for the year	-	-	-	-	-	(375,580)	(375,580)
Balance, November 30, 2009	54,207,144	54,207	2,500	582,595	83,179	(643,115)	79,366

Units issued for cash at $0.10	600,000	600	-	37,650	21,750	-	60,000
Exercise of warrants	150,000	150	(2,500)	12,350	-	-	10,000
Expiry of warrants	-	-	-	47,479	(47,479)	-	-
Conversion of convertible notes	200,000	200	-	9,800	-	-	10,000
Stock issued under assignment agreement	30,000	30	-	6,370	-	-	6,400
Share subscriptions received in advance	-	-	22,465	-	-	-	22,465
Finder’s fee	-	-	(5,042)	-	-	-	(5,042)
Reclassified from current liabilities	-	-	18,860	-	-	-	18,860
Net loss for the period	-	-	-	-	-	(326,861)	(326,861)

Balance, August 31, 2010	55,187,144	$55,187	$36,283	$696,244	$57,450	$(969,976)	$(124,812)

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments, all of which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the interim consolidated financial position of Pengram Corporation (“the Company”) and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2009. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended November 30, 2009, has been omitted. The results of operations for the nine month period ended August 31, 2010 are not necessarily indicative of results for the entire fiscal year ending November 30, 2010.

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

AUGUST 31, 2010
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $969,976 for the period from April 28, 2006 (inception) to August 31, 2010, and has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

AUGUST 31, 2010
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

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing when facts and circumstances indicate impairment may exist. Proceeds received from the sale of any interest in a property will first be credited against the carrying value of the property, with any excess included in operations for the period.

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

AUGUST 31, 2010
(Unaudited)

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

The Company’s financial instruments include cash, marketable securities, accounts payable and accrued liabilities, amounts due to related parties, amount due to shareholder, promissory notes payable, promissory notes payable to related parties, loan payable and convertible notes. All such instruments are carried at cost, which, due to the short maturity of these financial instruments, approximate fair value at August 31, 2010.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

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

The following outstanding convertible notes, stock options, and share purchase warrants were excluded from the diluted EPS computation as their effect would have been anti- dilutive:

	AUGUST 31	August 31
	2010	2009

Convertible notes	2,890,582	2,842,300
Share purchase warrants	3,600,000	4,650,000

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

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

AUGUST 31, 2010
(Unaudited)

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

AUGUST 31, 2010
(Unaudited)

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

The Company measured their marketable securities using Level 3 fair value assumptions as at August 31, 2010. The fair value of the common shares received (see Note 12) was determined as the difference between the Company’s cash advances paid and the cash advances to be recovered from Solfotara Minerals Corp. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine month period ended August 31, 2010.

The following table presents information about the Company’s financial instruments that have been measured at fair value as of August 31, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	AUGUST 31	MARKETS	INPUTS	INPUTS
DESCRIPTION	2010	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)

Assets:
Cash	$15,692	$15,692	$-	$-
Marketable securities	10,367	-	-	10,367
Assets measured at fair value at August 31, 2010	$26,059	$15,692	$-	$10,367

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	q)	Comparative Figures

Certain comparative figures have been reclassified to conform with the current period’s presentation.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

3.	COMPUTER EQUIPMENT

		AUGUST 31		NOVEMBER 30
		2010		2009
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer Equipment	$1,516	$1,516	$-	$253

4.	MINERAL PROPERTY ACQUISITION COSTS

					RECOVERY
	NOVEMBER 30		ABANDONED,		RECOGNIZED	AUGUST 31
	2009	ADDITIONS	IMPAIRED	RECOVERY	AS INCOME	2010
Mineral Property

Clisbako claims (a)	$392,600	$6,450	$-	$-	$-	$399,050
Eureka claims (b)	47,500	15,025	-	-	-	62,525
Manado Gold claims (c)	-	50,050	-	(58,544)	8,494	-
June claims (d)	-	3,000	(3,000)	-	-	-

	$440,100	$74,525	$(3,000)	$(58,544)	$8,494	$461,575

	NOVEMBER 30		ABANDONED,	NOVEMBER 30
	2008	ADDITIONS	IMPAIRED	2009
Mineral Property

Clisbako claims (a)	$-	$392,600	$-	$392,600
Eureka claims (b)	-	47,500	-	47,500

	$-	$440,100	$-	$440,100

a)	Clisbako Claims

On December 16, 2008, the Company entered into a purchase agreement to acquire an undivided 100% interest in a group of ten mineral claims (collectively known as the “Clisbako” claims) located in the Cariboo Mining Division of British Columbia, Canada. Consideration for the claims was 6,000,000 shares (issued – see Note 8(a)) of the Company’s common stock with a value of $300,000 and the issuance to the vendor of a promissory note in the amount of $56,600 payable June 30, 2009. On July 23, 2009, the Company reached an agreement with the vendor to extend the deadline of the promissory note to December 31, 2009. In consideration of the extension of the deadline, the Company issued 60,000 common shares to the vendor with a fair value of $36,000. The promissory note is unsecured and free of interest.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	a)	Clisbako Claims (Continued)

On January 21, 2010, the Company reached an agreement with the vendor to further extend the due date of the promissory note to February 15, 2010. In consideration of the further extension of the deadline, the Company issued 10,000 shares of its common stock to the vendor with a value of $4,200.

On March 15, 2010, the Company entered into a third extension agreement dated for reference February 15, 2010, with the vendor to extend the due date of a non-interest bearing promissory note in the amount of CDN $70,000 payable to the vendor from February 15, 2010 to June 30, 2010. In consideration of the extension, the Company paid $5,000 of the promissory note and issued to the vendor 20,000 common shares with a value of $2,200. Subsequent to the nine months period ended August 31, 2010, the Company paid $50,000 towards the outstanding promissory note and pursuant to a verbal agreement, the Company has agreed to repay the balance of the promissory note by December 31, 2010.

	b)	Eureka Claims

On May 29, 2009, the Company entered into an assignment agreement to acquire an undivided 100% interest in a series of mineral claims (collectively known as the “Eureka” claims) situated in the Eureka County, Esmeralda County and Mineral County, Nevada. Consideration for the claims is as follows:

		i)	150,000 common shares (issued) with a value of $37,500;

		ii)	$10,000 advance royalty payment due on or before August 28, 2009 (paid);

		iii)	$15,000 advance royalty payment due on or before August 28, 2010 (paid);

		iv)	$20,000 advance royalty payment due on or before August 28, 2011;

		v)	$25,000 advance royalty payment due on or before August 28, 2012;

		vi)	$30,000 advance royalty payment due on or before August 28, 2013, with an additional $30,000 due each year thereafter for a period of five years.

	c)	Manado Gold Claims

On January 19, 2010, the Company entered into an option agreement dated for reference November 2, 2009 (the “Agreement”) to acquire interests in four mineral claims (collectively referred to as the “Manado Gold claims”) in the Lobongan District of Northern Sulawesi, Indonesia.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	c)	Manado Gold Claims (Continued)

In consideration of $35,000 (paid) to be paid on execution of this Agreement, the Company has been granted an exclusive right, for a period of 90 days (to January 31, 2010) from the date of execution of this Agreement (the “Due Diligence Period”) to enter into an acquisition agreement (the “Acquisition Agreement”) to acquire up to an 85% undivided interest in the Manado Gold claims. At any time prior to the expiration of the Due Diligence Period, the Company may elect, by notice in writing, to exercise its option to enter into the Acquisition Agreement (exercised).

During the period ended August 31, 2010, the Company elected to exercise its option to enter into the Acquisition Agreement. The Acquisition Agreement shall provide for the earning of interests by the Company in the Manado Gold claims by making cash payments, stock issuances and completing work programs as follows:

	i)	A 10% interest by:

		•	Making a cash payment of $90,000 on execution of the Acquisition Agreement ($15,050 paid);
		•	Issuing 150,000 shares of the Company’s common stock on execution of the Acquisition Agreement; and
		•	Completing a mineral exploration program at a cost of not less than $250,000 within one year of the Acquisition Agreement.

	ii)	An additional 15% interest by:

		•	Making an additional cash payment of $100,000 on the first anniversary of the Acquisition Agreement;
		•	Issuing an additional 300,000 shares of the Company’s common stock on the first anniversary of the Acquisition Agreement; and
		•	Completing an additional mineral exploration program at a cost of not less than $500,000 prior to the second anniversary of the Acquisition Agreement.

	iii)	An additional 26% interest by:

		•	Making an additional cash payment of $200,000 on the second anniversary of the Acquisition Agreement;
		•	Issuing an additional 500,000 shares of the Company’s common stock on the second anniversary of the Acquisition Agreement; and
		•	Completing an additional mineral exploration program at a cost of not less than $1,000,000 prior to the third anniversary of the Acquisition Agreement.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

c)	Manado Gold Claims (Continued)

iv)	An additional 34% interest on completion of a scoping study on the claims.

Upon the Company earning an 85% interest as outlined above, the vendor shall be carried and shall not be obligated to pay their proportionate share of the costs to complete a feasibility study and to place the claims into commercial production. On completion of the feasibility study, the Company shall have the option to acquire the remaining 15% interest for a cash payment of $5,000,000.

Futhermore, in August 2010, the Company entered into an agreement with Manado Gold Corp (“the Assignee”) to assign a 75% undivided interest in the original option agreement. The consideration for the assignment is:

(a)	The reimbursement by the Assignee of $80,000 in expenditures incurred by the Company in connection with the original option agreement payable as follows:

(i) $40,000 on execution of this Agreement (received);
(ii) $40,000 on or before September 15, 2010 ($18,544 received as at August 31, 2010; Cdn $10,000 subsequently received).

(b)	The Assignee incurring expenditures to complete exploration on or place into production the Manado Gold Property as follows:

(i) $250,000 within the first year of the Acquisition Agreement;
(ii) $500,000 prior to the second anniversary of the Acquisition Agreement; and
(iii) $1,000,000 prior to the third anniversary of the execution of the Acquisition Agreement.

(c)	Following completion of the expenditures set out in (b) above, the Assignee making the expenditures necessary to complete a scoping study on the Manado Gold Property.

(d)	The Assignee issuing 950,000 shares of its common stock to the Company, as follows:

(i) 150,000 shares on execution of the Acquisition Agreement;
(ii) 300,000 shares prior to the first anniversary the Acquisition Agreement; and
(iii) 500,000 shares prior to the second anniversary of the Acquisition Agreement.

(e)	The Assignee making payments to the Concession Owners as follows:

(i) $75,000 on execution of the Acquisition Agreement;
(ii) $100,000 on the first anniversary of the execution of the Acquisition Agreement; and
(iii) $200,000 on the second anniversary of the execution of the Acquisition Agreement.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	c)	Manado Gold Claims (Continued)

Upon completing the payments expenditures and share issuances as set out above, the Assignee will earn up to 75% of the Company’s interest in the Manado Gold Property as follows:

(a)	7.5% undivided interest upon completion of the items set out in (a), (b)(i), (d)(i) and (e)(i) above;

(b)	11.25% undivided interest upon completion of the items set out in paragraphs (b)(ii), (d)(ii) and (e)(iii) above;

(c)	19.5% undivided interest upon completion of the items set out in paragraphs (b)(iii), (d)(iii) and (e)(iii) above; and

(d)	25.5% undivided interest on completing the scoping study described in paragraph (c) above.

If the Assignee exercises its rights under the Agreement, the Company will be carried through the first $1,750,000 of expenditures and through completion of a scoping study. Thereafter the Company will be responsible for its proportionate share. The Company will remain responsible to issue up to 950,000 of its common shares to the Concession Holders under the formal agreement.

In the event the Company elects to exercise its option to purchase the Concession Owners’ 15% carried interest, the Assignee will have the right to participate as to 75% in the exercise of that option.

Assuming that the Assignee exercise all its options under the Agreement, the Assignee will have acquired 63.75% undivided interest in the Manado Gold Property and the Company will retain an 11.25% interest in the Manado Gold Property, In the even the option acquire the Concession Holder’s carried interest is exercised, the Assignee will hold a 75% undivided interest and the Company will hold a 25% undivided interest

d)	June Claims

On February 5, 2010, the Company entered into an option agreement to acquire an undivided 100% interest in a series of mineral claims (collectively known as the “June claims”) situated in the Alberni Mining Division of British Columbia, Canada. Consideration for the claims is as follows:

i)	Payment of $3,000 due on February 5, 2010 (paid);

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

4.	MINERAL PROPERTY AND ACQUISITION COSTS (Continued)

	d)	June Claims (Continued)

		ii)	Payment of $10,000 due on or before May 6, 2010;

		iii)	Payment of $10,000 and the issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2011;

		iv)	Payment of $10,000 and the issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2012;

		v)	Payment of $10,000 and the issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2013.

During the period ended August 31, 2010, the Company abandoned and wrote off all costs incurred with respect to the June property.

5.	PROMISSORY NOTE PAYABLE

The Company entered into a promissory note agreement whereby it borrowed $75,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and repayable on demand. As at August 31, 2010, a total of $2,877 has been accrued as interest on this note.

6.	PROMISSORY NOTES PAYABLE TO RELATED PARTIES

On December 19, 2007, the Company entered into a promissory note whereby it borrowed $20,000. The note is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at August 31, 2010, a total of $5,403 has been accrued as interest payable on the loan. During the year ended November 30, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

7.	LOAN PAYABLE

On October 1, 2008, the Company received a loan from an arm’s length party of $10,000. The loan is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. During the year ended November 30, 2009, the Company paid back $4,610 of this balance. As at August 31, 2010, a total of $1,491 has been accrued as interest payable on the loan.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

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

During the year ended November 30, 2009, the Company completed the following stock transactions:

		•	issued 6,000,000 common shares pursuant to a mineral property purchase agreement (see Note 4). The Company recorded these shares at a price of $0.05 per share for a total value of $300,000;
		•	issued 150,000 common shares pursuant to a mineral property assignment agreement (see Note 4). The Company recorded these shares at a price of $0.25 per share for a total value of $37,500; and
•

issued 60,000 common shares pursuant to an extension to a mineral property purchase agreement (see Note 4). The Company recorded these shares at a price of $0.60 per share for a total value of $36,000.

During the nine month period ended August 31, 2010, the Company completed the following stock transactions:

		•	issued 30,000 common shares with a value of $6,400 pursuant to an extension to a mineral property purchase agreement (see Note 4);
		•	issued 200,000 common shares with a value of $10,000 pursuant to a conversion of a convertible note;
		•	issued 150,000 common shares from exercise of warrants;
•

issued 600,000 units for total proceeds of $60,000 in relation to a private placement. Each unit consists of one common share and one share purchase warrant, each whole warrant entitling the holder thereof to purchase an additional common share at a price of $0.15 for a period of two years.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

8.	CAPITAL STOCK (Continued)

	b)	Share Purchase Warrants

As at August 31, 2010 share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF	EXERCISE
WARRANTS	PRICE	EXPIRY DATE

3,000,000	$0.033	September 4, 2010*
100,000	$ 0.15	July 26, 2012
500,000	$ 0.15	August 10, 2012
3,600,000

* Expired subsequent to the nine month period ended August 31, 2010.

A summary of changes in share purchase warrants for the year ended November 30, 2009 and for the nine month period ended August 31, 2010 is presented below:

	NUMBER OF	WEIGHTED AVERAGE
	WARRANTS	EXERCISE PRICE

Balance, November 30, 2008	3,000,000	$0.033
Issued (Note 9)	1,650,000	$0.083
Balance, November 30, 2009	4,650,000	$0.05
Granted	600,000	$0.15
Exercised	(150,000)	$(0.083)
Expired (Note 9)	(1,500,000)	$(0.083)

Balance, August 31, 2010	3,600,000	$0.05

The fair value ofwarrants issue the warrants issued in connection with the private placement during the period ended August 31, 2010 was measured at the award date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 1.46%; expected volatility of 168% and a term of 2 years. Of the total proceeds, $21,750 was allocated to share purchase warrants.

The fair value of the d during the year ended November 30, 2009 was measured as disclosed in Note 9.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

8.	CAPITAL STOCK (Continued)

	c)	Stock Options

As at August 31, 2010, the Company does not have an incentive stock option plan.

9.	CONVERTIBLE NOTES

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

The Company has allocated the proceeds received between the notes and the detachable warrants on a relative fair value basis. The fair value of the warrants was estimated using the Black-Scholes option pricing model at the date of issue with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 0.63%; expected volatility of 229% and a term of 1.0 year. The fair value of the notes was estimated by multiplying the number of shares that would result from an immediate exercise of the conversion option, by the market price on the date of issue. The relative fair values of the notes and the warrants determine the debt discount attributable to the warrants. The result was $47,479 of the proceeds being allocated to the warrants and $90,021 being allocated to the notes. The resulting discount on the notes is amortized over the term of the notes to maturity such that, in the absence of any conversions, the carrying value of the notes at maturity would be equal to the face amount of $137,500. In the event of a conversion of any, or all, of the face amount of the notes, the proportionate amount of the unamortized discount as of the date of conversion is immediately charged to operations.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

9.	CONVERTIBLE NOTES (Continued)

In accordance with the provisions of ASC 470 – 20, the Company determines the intrinsic value of the beneficial conversion feature on the notes by comparing the market price of the Company’s common stock at issuance of the notes to the effective conversion price of the notes, as determined by dividing the proceeds allocated to the notes by the number of shares that would result from an immediate exercise of the conversion option. The initial beneficial conversion feature was determined to be $734,250; however, in accordance with the provisions of ASC 470 – 20, it is limited to the proceeds allocated to the notes, being $90,021. This beneficial conversion feature is recorded as an immediate charge to additional paid-in capital and a further discount on the convertible note carrying value. This further discount is amortized over the term of the notes to maturity. In the event of a conversion of any, or all, of the face amount of the notes, the proportionate amount of the unamortized beneficial conversion feature as of the date of conversion is immediately charged to operations.

During the nine month period ended August 31, 2010, the Company recorded as finance charges, $31,094 of amortization of the discount resulting from the allocation of proceeds to the warrants and a further $45,769 of the intrinsic value of the beneficial conversion feature, leaving total unamortized amounts of $9,148.

During the nine month period ended August 31, 2010, $10,000 of principal was converted into 200,000 shares of the Company’s common stock.

10.	UNIT AND SHARE SUBSCRIPTIONS RECEIVED IN ADVANCE

	a)	Unit subscriptions received

During the nine months ended August 31, 2010, the Company recorded $22,465 as unit subscriptions received in advance. Under the terms of the financing, a total of 224,650 units will be issued at a price of $0.10 per unit. The Company has reclassified unit subscriptions of $18,860 received in fiscal 2009 to equity.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

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

During the nine month period ended August 31, 2010, the Company paid or accrued management fees for services performed in the amount of $27,000 (2009 - $27,000) to the board of directors of MAC.

These transactions with related parties were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the parties. The amounts due to related parties are non-interest bearing with no fixed terms of repayment.

12.	MARKETABLE SECURITIES AND ADVANCES

The Company entered into a letter of intent dated August 6, 2008 with Magellan Copper and Gold PLC (“Magellan”) to acquire 100% of the issued and outstanding shares of Magellan Resources PTE Ltd. and St. Anthony Resources PTE Ltd. (“Magellan Subsidiaries”). Consideration for the transaction will consist of the following:

• Issuance of up to 47,000,000 shares of the Company;

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

AUGUST 31, 2010
(Unaudited)

12.	MARKETABLE SECURITIES AND ADVANCES (Continued)

On December 15, 2008, the Company decided not to pursue with the letter of intent and entered into an agreement with Solfotara Minerals Corp., a private Canadian company, whereby the Company would transfer their option to acquire the Magellan Subsidiaries for consideration as follows:

• $20,000 cash payment within three days of the agreement date (received in February 2009);

• $30,000 note receivable due March 15, 2009 and free of interest (received in July 2009);

• $50,000 note receivable due June 15, 2009 and free of interest (received in September 2009); and

• 250,000 shares of common stock (received in February 2009).

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

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

August 31, 2010
USA	$-	$62,525
Canada	-	399,050
Indonesia	-	-
	$-	$461,575

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

14.	SEGMENT INFORMATION (Continued)

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

November 30, 2009
USA	$-	$47,500
Canada	253	392,600

	$253	$440,100

15.	SUBSEQUENT EVENTS

On September 15, 2010, the Company, through its wholly owned subsidiary, CMI., entered into an option agreement (the "Clisbako Option Agreement") with Manado Gold Corp. whereby the Company granted Manado Gold Corp. the sole and exclusive right and option to acquire a 75% undivided interest in the Clisbako Property. Under the terms of the Option Agreement, Manado Gold Corp. will exercise its option upon completing the following:

	1.	Paying an aggregate of $150,000 to CMI. as follows:

		(a)	$50,000 on execution of the agreement (which amount has been paid);

		(b)	a further $50,000 on or before October 31, 2010; and

		(c)	a further $50,000 on or before January 31, 2011.

	2.	Issuing an aggregate of 600,000 Shares to CMI as follows:

		(a)	100,000 Shares on or before September 15, 2011;

		(b)	a further 200,000 Shares on or before September 15, 2012; and

		(c)	a further 300,000 Shares on or before September 15, 2013.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)

15.	SUBSEQUENT EVENTS (Continued)

	3.	Incurring Exploration Expenditures of CDN$650,000 on the Clisbako Property as follows:

		(a)	CDN$100,000 on or before September 15, 2011;

		(b)	a further CDN$300,000 on or before September 15, 2012; and

		(c)	a further CDN$250,000 on or before September 15, 2013.

Manado Gold Corp. will also be responsible to make all government payments required to keep the claims in good standing.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties. We currently own a 100% interest in our mineral property called the “Clisbako Property” and have an option to acquire: (i) a 100% interest in the “Golden Snow Project," the “Fish Project” and the “CPG Project" (collectively referred to as the “Eureka Optioned Properties”); and (ii) up to an 85% interest in the “Manado Gold Property.”

On August 24, 2010, we entered into an assignment agreement (the “Manado Assignment Agreement”) with Manado Gold Corp. (“Manado Corp.”) whereby we assigned 75% of our interest in the option agreement (the “Manado Agreement”) dated November 2, 2009, as amended, between us and Agus Abidin on behalf of the owners of the K.P. corporations holding the mineral properties (the “Concession Owners”) located in Northern Sulawesi, Indonesia (the “Manado Gold Property”). Under the terms of the Manado Agreement, we acquired the right to enter into an agreement (the “Acquisition Agreement”) to acquire up to 85% in the Manado Gold Property. See “Manado Gold Property”.

Subsequent to our quarter ended August 31, 2010, we entered into an option agreement (the “Clisbako Option Agreement”) with Manado Corp. dated September 15, 2010, whereby we granted Manado Corp. the sole and exclusive right and option to acquire a 75% undivided interest in the Clisbako Property. Under the terms of the Clisbako Option Agreement, Manado Corp. will exercise its option upon paying Clisbako Inc. an aggregate of USD $150,000, issuing 600,000 shares of Manado Corp.’s common stock (the “Shares”) and incurring CAD $650,000 in exploration expenditures on the Clisbako Property in stages over a three year period. See “Clisbako Property”.

We anticipate that we will focus our resources on the exploration of the Eureka Optioned Properties due to their potential and current state of development.

We are actively reviewing other gold potential mineral properties for future acquisition.

RECENT CORPORATE DEVELOPMENTS

We experienced the following corporate developments since the filing of our Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 on July 20, 2010:

Issuances under U.S. Private Placement

During the quarter ended August 31, 2010, we issued the following units under our U.S. Private Placement Offering:

1.

On July 20, 2010, we issued 500,000 units (each a “Unit”) at a price of $0.10 per Unit pursuant to Rule 506 of Regulation D promulgated under the United States Securities Act of 1933 (the “Securities Act”).

Each Unit consists of one share of our common stock (each a “Share”) and one share purchase warrant (each a “Warrant”), with each warrant entitling the subscriber to purchase an additional share of our common stock at an exercise price of $0.15 US per share for a period expiring two years from the date of issuance. The subscriber represented that it was an “Accredited Investor” as that term is defined under Regulation D of the Securities Act.

2.

On August 4, 2010, we issued 100,000 Units at a price of $0.10 per Unit pursuant to Rule 506 of Regulation D promulgated under the Securities Act. Each Unit consists of one Share of our common stock and one Warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock at an exercise price of $0.15 US per share for a period expiring two years from the date of issuance. The subscriber represented that he was an “Accredited Investor” as that term is defined under Regulation D of the Securities Act.

Assignment of Option to Acquire Manado Gold Property

On August 24, 2010 we entered into the Manado Assignment Agreement with Manado Corp. See “Manado Gold Property”.

Clisbako Option Agreement

On September 15, 2010, we, through our wholly owned subsidiary Clisbako Inc., entered into the Clisbako Option Agreement. See “Clisbako Property”.

CLISBAKO PROPERTY

The Clisbako Property covers an area of approximately 3,388 hectares and is located in the Interior Plateau Region of north central British Columbia. It is composed of ten contiguous mineral claims, situated within the Cariboo Mining Division. The claims are situated approximately 125 kilometers west of Quesnel, British Columbia.

Our acquisition of the Clisbako Property was completed under the terms of a purchase agreement dated December 16, 2008 with Bako Resources Inc. (“Bako”). Under the terms of the purchase agreement, we issued to Bako 2,000,000 pre-split (6,000,000 post-split) shares and a promissory note in the amount of $70,000 CDN ($56,600 USD equivalent to $66,350 USD as at August 31, 2010) payable on June 30, 2009 (the “Promissory Note”). On July 23, 2009, we entered into an extension agreement with Bako to extend the due date of the Promissory Note to December 31, 2009. In consideration of this extension, we issued 60,000 shares of our common stock to Bako. On January 21, 2010, we entered into a second extension agreement with Bako, whereby Bako agreed to extend the Promissory Note from December 31, 2009 to February 15, 2010. In consideration of the extension, we issued to Bako 10,000 shares of our common stock. On March 15, 2010, we entered into a third extension agreement dated for reference February 15, 2010, with Bako, whereby Bako agreed to extend the due date of the Promissory Note from February 15, 2010 to June 30, 2010. In consideration of this extension, we paid CDN $5,000 of the Promissory Note and issued to Bako 20,000 shares of our common stock. Pursuant to a verbal agreement, Bako agreed to extend the promissory note to July 31, 2010. On September 17, 2010 we paid $50,000 CDN of the Promissory Note and pursuant to a verbal agreement have agreed to extend the balance of the Promissory Note, being $15,000 CDN, to December 31, 2010.

Clisbako Option Agreement

On September 15, 2010, Clisbako Inc., our wholly-owned subsidiary entered into an option agreement (the "Clisbako Option Agreement") with Manado Corp. whereby we granted Manado Corp. the sole and exclusive right and option to acquire a 75% undivided interest of the Clisbako Property. Under the terms of the Option Agreement, Manado Corp. will exercise its option upon completing the following:

1.	Paying to Clisbako Inc. an aggregate of USD $150,000 as follows:

	(a)	USD $50,000 on execution of the agreement (which amount has been paid);

	(b)	a further USD $50,000 on or before October 31, 2010; and

	(c)	a further USD $50,000 on or before January 31, 2011.

2.	Issuing an aggregate of 600,000 Shares to Clisbako Inc as follows:

	(a)	100,000 Shares on or before September 15, 2011;

	(b)	a further 200,000 Shares on or before September 15, 2012; and

	(c)	a further 300,000 Shares on or before September 15, 2013.

3.	Incurring Exploration Expenditures of CAD$650,000 on the Clisbako Property as follows:

	(a)	$100,000 on or before September 15, 2011;

	(b)	a further $300,000 on or before September 15, 2012; and

	(c)	a further $250,000 on or before September 15, 2013.

Manado Corp. Will also be responsible to make all government payments required to keep the claims in good standing.

The agreement is an option only and Manado Corp. may determine at any time not to proceed in which case it would not be liable to pay any funds or incur any exploration expenditures beyond the amounts due at the time it provides notice that it is not proceeding. There is no assurance that Manado Corp. will exercise the Option.

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

Assignment of Option to Acquire Manado Gold Property

On August 24, 2010, we entered into an agreement (the “Agreement”) to assign to Manado Corp. a 75% undivided interest in the Manado Agreement. In consideration of the assignment Manado Corp. agreed to:

(a)	Reimburse the $80,000 in expenditures we incurred in connection with the Manado Agreement payable as follows:

	(i)	$40,000 on execution of this Agreement (received);
	(ii)	$40,000 on or before September 15, 2010 (of which $18,544 was received August 30, 2010 and $10,000 CDN was subsequently received).

(b)	Incur expenditures to complete exploration on or place into production the Manado Gold Property as follows:

	(i)	$250,000 within one year of execution of the Acquisition Agreement;
	(ii)	$500,000 prior to the second anniversary of the execution of the Acquisition Agreement; and
	(iii)	$1,000,000 prior to the third anniversary of the execution of the Acquisition Agreement.

(c)	Following completion of the expenditures set out in (b) above, complete a scoping study on the Manado Gold Property.

(d)	Issue 950,000 common shares to Clisbako Inc. as follows:

	(i)	150,000 shares on execution of the Acquisition Agreement;
	(ii)	300,000 shares prior to the first anniversary of the execution of the Acquisition Agreement; and
	(iii)	500,000 shares prior to the second anniversary of the execution of the Acquisition Agreement.

(e)	Paying to the Concession Owners as follows:

	(i)	$75,000 on execution of the Acquisition Agreement;
	(ii)	$100,000 on the first anniversary of the execution of the Acquisition Agreement; and
	(iii)	$200,000 on the second anniversary of the execution of the Acquisition Agreement.

Upon completing the payments expenditures and share issuances as set out above, Manado Corp. will earn up to 75% of our interest in the Manado Gold Property as follows:

(a)	an initial 7.5% undivided interest upon completion of the items set out in (a), (b)(i), (d)(i) and (e)(i) above;

(b)	an additional 11.25% undivided interest upon completion of the items set out in paragraphs (b)(ii), (d)(ii) and (e)(ii) above;

(c)	an additional 19.5% undivided interest upon completion of the items set out in paragraphs (b)(iii), (d)(iii) and (e)(iii) above; and

(d)	an additional 25.5% undivided interest on completing the scoping study described in paragraph (c) above.

If Manado Corp. exercises its rights under the Agreement, we will be carried through the first $1,750,000 of expenditures and through completion of a scoping study. Thereafter, we will be responsible for our proportionate share of any additional expenditures necessary to place the Manado Gold Property into production. We will remain responsible to issue up to 950,000 of our common shares to the Concession Holders under the Acquisition Agreement.

In the event that we elect to exercise our option to purchase the Concession Owners’ 15% carried interest and subject to Manado Corp. being in good standing under this Manado Assignment Agreement, Manado Corp. will have the right to participate as to 75% in the exercise of that option.

The Agreement is an option only and Manado Corp. may determine at any time not to proceed in which case it would not be liable to pay any funds, incur any exploration expenditures or issue any shares beyond the amounts due at the time it provides notice that it is not proceeding. There is no assurance that Manado Corp. will exercise the Option.

Assuming that Manado Corp. exercises all its options under the Agreement, Manado Corp. will have acquired a 63.75% undivided interest in the Manado Gold Property and we will retain an 11.25% interest in the Manado Gold Property. In the event the option to acquire the Concession Holders’ carried interest is exercised, Manado Corp. will hold a 75% undivided interest and we will hold a 25% undivided interest.

GOLDEN SNOW PROJECT, FISH PROJECT AND CPG PROJECT

One May 29, 2009, we acquired an option to acquire a 100% undivided interest (the “Option Agreement”) in certain mineral properties known as the Golden Snow Project in Eureka County, Nevada, the Fish Project in Esmeralda County, Nevada and the CPG Project in Mineral County, Nevada (collectively, the “Eureka Optioned Properties”). Our acquisition of the option was completed pursuant to the terms and conditions of an assignment agreement (the “Assignment Agreement”) dated May 29, 2009 with Portal Resources Ltd. (“PRL”) and Portal Resources US Inc.’s (the “Assignor”). Under the terms of the Assignment Agreement, the Assignor assigned all of its rights and interest in the an option agreement (the “Option Agreement”) dated August 28, 2008 among the Assignor, Claremont Nevada Mines LLC (“Claremont”), Scoonover Exploration LLC (“Scoonover”) and JR Exploration LLC (“JR”). In consideration of the assignment, we issued 150,000 shares of common stock to PRL.

In order to maintain and exercise the Option Agreement, we will be required to:

(a)	pay to Claremont:

	(i)	$10,000 on August 28, 2009 (which amount has been paid);
	(ii)	$15,000 on August 28, 2010 (which amount has been paid);
	(iii)	$20,000 on August 28, 2011;
	(iv)	$25,000 on August 28, 2012; and
	(v)	$30,000 on August 28, 2013 and each subsequent year of the term of the Option Agreement (the term is for ten years and may be renewed for an additional ten years);

(b)	pay the annual claim maintenance fees for the Eureka Optioned Properties during the term of the Option Agreement. The Eureka Optioned Properties are in good standing until September 1, 2011; and

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

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to focus our resources on the exploration of the Eureka Optioned Properties as set out below:

Golden Snow Project, Fish Project and CPG Project

Subject to obtaining sufficient financing, in early 2011, we plan to retain a consulting geologist to conduct a review of these properties in order to recommend an exploration program to be conducted in summer 2011. Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on these properties.

During the next twelve months, we will be required to make a number of payments in order to maintain our options to acquire the Golden Snow Project, Fish Project and CPG Project. Under the terms of our options to acquire the Golden Snow Project, Fish Project and CPG Project, in order to keep them in good standing, we are required to pay to Claremont: (i) an option payment of $20,000 by August 28, 2011; and (ii) the Bureau of Land Management maintenance and claim fees of approximately $32,583 by September 1, 2011. If we are unable to make the payments to Claremont, the Bureau of Land Management or pay the annual maintenance claim fees, we will lose our interest in the Golden Snow Project, Fish Project and CPG Project.

These agreements are options only and we may determine at any time not to proceed in which case we would not be liable to pay any funds beyond the amounts due at the time we provide notice that we are not proceeding. There is no assurance that we will exercise these options.

As at August 31, 2010, we had $15,692 cash on hand. Accordingly, we have insufficient cash on hand to proceed with our exploration on the Golden Snow Project, Fish Project and CPG Project, and meet our ongoing operating costs. As such, we will require substantial financing in order to meet our obligations. There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three and Nine Months Summary

		Three		Three			Nine		Nine
		Months		Months			Months		Months
		Ended		Ended	Percentage		Ended		Ended	Percentage
		August 31,		August 31,	Increase /		August 31,		August 31,	Increase /
		2010		2009	(Decrease)		2010		2009	(Decrease)
Revenue	$	Nil	$	Nil	n/a	$	Nil	$	Nil	n/a

Expenses		(149,865)		(120,017)	24.9%		(326,861)		(250,251)	30.6%

Net Loss		$(149,865)		$(120,017)	24.9%		$(326,861)		$(250,251)	30.6%

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

Expenses

Our operating expenses for the three and nine months ended August 31, 2010 and 2009 consisted of the following:

				Nine	Nine
	Three Months Three Months			Months	Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	August 31,	August 31,	Increase /	August 31,	August 31,	Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Bank Charges and Interest	$2,417	$4,333	(44.2)%	$13,705	$11,245	21.9%
Consulting Fees	14,800	-	100%	14,800	-	100%
Depreciation Expense	-	127	(100)%	253	379	(33.5)%
Filing and Regulatory	1,241	2,019	(38.5)%	2,290	4,769	(52.0)%
Incorporation Costs	-	-	n/a	-	1,262	(100)%
Finance Charges	31,154	23,105	34.8%	76,863	30,764	149.8%
Investor Relations	-	4,200	(100)%	1,000	4,200	76.2%
Management Fees	9,508	9,000	5.6%	27,508	27,000	1.9%
Mineral Property Exploration Costs	33,124	40,686	(18.6)%	34,693	50,414	(31.2)%
Office and Administrative	6,311	1,379	357.7%	15,939	6,888	131.4%
Professional Fees	57,044	35,168	62.2%	139,044	113,330	22.7%
Recovery on Mineral	(8,494)	-	100%	(8,494)	-	100%
Property
Travel	2,760	-	100%	2,760	-	100%
Website design	-	-	n/a	3,500	-	100%
Write-off of Mineral Property Costs	-	-	n/a	3,000	-	100%
Total Operating Expenses	$149,865	$120,017	24.9%	$326,861	$250,251	30.6%

Our operating expenses during the quarter ended August 31, 2010 totaled $149,865 compared with $120,017 during the quarter ended August 31, 2009. The increase in our operating expenses was primarily a result of increased finance charges, professional fees, office and administrative expenses and consulting fees. This increase was partially offset by a decrease in mineral property and exploration costs, filing and regulatory, and investor relations.

During the nine months ended August 31, 2010, our operating expenses increased to $326,861 from $250,251 during the nine months ended August 31, 2009. The increase in our operating expenses was primarily a result of increased consulting fees, finance charges, professional fees and office and administrative expenses This increase was partially offset by a decrease in filing and regulatory, mineral property exploration costs and investor relations.

Finance fees, during the three and nine months ended August 31, 2010 primarily relate to amortization of the discount resulting from the allocation of proceeds to the warrants and the intrinsic value beneficial conversion feature.

Mineral property exploration costs primarily relate to fees incurred in connection with maintaining our option on the Golden Snow Project, the Fish Project and CPG Project and maintaining our Clisbako Property in good standing.

Management fees relate to fees paid or accrued to the directors of Magellan Acquisition Corp., our wholly owned Nevada subsidiary.

Professional fees primarily relate to costs incurred in connection with our option to acquire an interest in the Manado Gold Property, the entry into option agreements with Manado Corp. and meeting our ongoing reporting requirements under the Exchange Act.

We anticipate our operating expenses will increase if we implement our exploration program on our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
		At	Percentage
	At August 31, 2010	November 30, 2009	Increase / (Decrease)
Current Assets	$32,059	$14,078	127.7%
Current Liabilities	(618,446)	(375,065)	64.9%
Working Capital Deficit	$(586,387)	$(360,987)	62.4%

Cash Flows
	Nine Months Ended	Nine Months Ended
	August 31, 2010	August 31, 2009
Cash Flows (Used In) Operating Activities	$(127,539)	$(150,496)
Cash Flows (Used In) From Investing Activities	(18,075)	40,000
Cash Flows From Financing Activities	157,595	80,570
Increase (Decrease) In Cash During Period	$11,981	$(29,926)

The increase in our working capital deficit at August 31, 2010 from our year ended November 30, 2009 is a result of the fact that: (i) accounts payable increased due to our lack of capital to meet ongoing expenditures; and (ii) we received a loan of $75,000 from a third party. The loan bears interest at a rate of 10% per annum and is due on demand.

During the nine months ended August 31, 2010, we received $70,000 from the issuance of our securities as follows:

(a)	on February 18, 2010, the issuance of 120,000 shares upon the exercise of warrants for proceeds of $10,000;

(b)	on July 20, 2010, the issuance of 500,000 Units for proceeds of $50,000; and

(c)	on August 4, 2010, the issuance of 100,000 Units for proceeds of $10,000.

Future Financings

As at August 31, 2010, we had $15,692 cash on hand. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term.

Our Board of Directors have approved a foreign private placement offering of up to 3,000,000 Units at a price of $0.10 per Unit and a U.S. private placement offering of up to 5,000,000 Units at a price of $0.10 per Unit. As at August 31, 2010, we have issued 600,000 units for gross proceeds of $60,000 under our U.S. private placement and have received $22,465 under our foreign private placement but have not yet issued the securities. There is no assurance that we will be able to complete the sale of any securities under these offerings. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended November 30, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 31, 2010, we had $15,692 cash on hand and a working capital deficit of $586,387. Our plan of operation calls for significant expenses in connection with the exploration and development of the Eureka Optioned Properties. There is no guarantee that we will to exercise the option or that in the event we do exercise the option that the acquisition will in fact occur.

Our Board of Directors have approved a foreign private placement offering of up to 3,000,000 Units at a price of $0.10 per Unit and a U.S. private placement offering of up to 5,000,000 Units at a price of $0.10 per Unit. As at August 31, 2010, we have issued 600,000 units for gross proceeds of $60,000 under our U.S. private placement and have received $22,465 under our foreign private placement but have not yet issued the securities.. There is no assurance that we will be able to complete the sale of any securities under these offerings. Obtaining financing would be subject to a number of factors outside of our control, including market conditions and additional costs and expenses that might exceed current estimates. These factors may make the timing, amount, terms or conditions of financing unavailable to us in which case we will be unable to complete our plan of operation on our mineral properties and to meet our obligations under our option agreements.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our auditors believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $969,976 for the period from our inception on April 28, 2006 to August 31, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our former auditor's comments when determining if an investment in us is suitable.

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

On July 20, 2010 we issued 500,000 units (each a “Unit”) at a price of $0.10 per Unit pursuant to Rule 506 of Regulation D promulgated under the United States Securities Act of 1933 (the “Securities Act”). Each Unit consists of one share of our common stock (each a “Share”) and one share purchase warrant (each a “Warrant”), with each warrant entitling the subscriber to purchase an additional share of our common stock at an exercise price of $0.15 US per share for a period expiring two years from the date of issuance. The subscriber represented that he was an “Accredited Investor” as that term is defined under Regulation D of the Securities Act.

On August 4, 2010, we issued 100,000 Units at a price of $0.10 per Unit pursuant to Rule 506 of Regulation D promulgated under the Securities Act. Each Unit consists of one Share of our common stock and one Warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock at an exercise price of $0.15 US per share for a period expiring two years from the date of issuance. The subscriber represented that he was an “Accredited Investor” as that term is defined under Regulation D of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

Clisbako Option Agreement

On September 15, 2010, Clisbako Inc., our wholly-owned subsidiary entered into an option agreement (the "Clisbako Option Agreement") with Manado Corp. whereby we granted Manado Corp. the sole and exclusive right and option to acquire a 75% undivided interest of the Clisbako Property. Under the terms of the Option Agreement, Manado Corp. will exercise its option upon completing the following:

1.	Paying to Clisbako Inc. an aggregate of USD $150,000 as follows:

	(a)	USD $50,000 on execution of the agreement (which amount has been paid);

	(b)	a further USD $50,000 on or before October 31, 2010; and

	(c)	a further USD $50,000 on or before January 31, 2011.

2.	Issuing an aggregate of 600,000 Shares to Clisbako Inc as follows:

	(a)	100,000 Shares on or before September 15, 2011;

	(b)	a further 200,000 Shares on or before September 15, 2012; and

	(c)	a further 300,000 Shares on or before September 15, 2013.

3.	Incurring Exploration Expenditures of CAD$650,000 on the Clisbako Property as follows:

	(a)	$100,000 on or before September 15, 2011;

	(b)	a further $300,000 on or before September 15, 2012; and

	(c)	a further $250,000 on or before September 15, 2013.

Manado Corp. Will also be responsible to make all government payments required to keep the claims in good standing.

The agreement is an option only and Manado Corp. may determine at any time not to proceed in which case it would not be liable to pay any funds or incur any exploration expenditures beyond the amounts due at the time it provides notice that it is not proceeding. There is no assurance that Manado Corp. will exercise the Option.

Termination of Agreement with Interior Plateau

On July 23, 2010, Clisbako Inc. our wholly-owned subsidiary, entered into an option agreement (the "Option Agreement") with Interior Plateau Mining Corp. ("Interior Plateau") granting Interior Plateau the sole and exclusive right and option to acquire a 75% undivided interest of the Clisbako Property. Interior Plateau failed to make it’s first payment of $50,000 on or before August 31, 2010 and the Option Agreement has terminated.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(5)
3.3	Bylaws, as amended.(1)
4.1	Specimen Stock Certificate.(1)
10.1	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)
10.2	Purchase Agreement dated December 15, 2008 among Magellan Acquisition Corp., Solfotara Mining Corp. and Magellan Copper and Gold plc (Magellan Singapore Subsidiaries).(4)
10.3	Purchase Agreement dated December 16, 2008 between the Company and Bako Resources Inc. (Clisbako Property).(4)
10.4	Extension Agreement dated July 23, 2009 between the Company and Bako Resources Inc.(7)

Exhibit
Number	Description of Exhibits
10.5	Assignment Agreement dated May 29, 2009 among the Company, Portal Resources US Inc. and Portal Resources Ltd. (Golden Snow Project, Fish Project and CPG Project)(6)
10.6	Agreement dated for reference November 2, 2009 executed on January 19, 2010 between the Company and Agus Abidin (Manado Gold Property).(8)
10.7	Second Extension Agreement dated January 21, 2010 between the Company and Bako Resources Inc. (Clisbako Property).(9)
10.8	Extension Agreement Dated January 21, 2010 between the Company and Agus Abidin (Manado Gold Property). (10)
10.9	Option agreement dated February 5, 2010 between the Company and Larry Sostad (June Claims). (8)
10.10	Third Extension Agreement dated March 15, 2010 between the Company and Bako Resources Inc. (Clisbako Property).(10)
10.11	Second Extension Agreement Dated March 29, 2010 between the Company and Agus Abidin (Manado Gold Property).(11)
10.12	Loan Agreement dated January 11, 2010 between the Company and Laverne Assets Group Corp.(12)
10.12	Agreement dated for reference April 23, 2010 executed on April 28, 2010 between the Company and Bull and Bear Financial Report.(13)
10.13	Option Agreement dated July 23, 2010 between the Clisbako Minerals Inc. and Interior Plateau Mining Corp.(14)
10.14	Assignment Agreement dated August 24, 2010 between the Company and Manado Gold Corp.(15)
10.15	Option Agreement dated for September 15, 2010 between Clisbako Minerals Inc. and Manado Gold Corp.
14.1	Code of Ethics.(3)
16.1	Letter of Williams & Webster, P.S. (Former Auditor).(8)
21.1	List of Subsidiaries.(10)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2008.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2009.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2009.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 21, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 26, 2010.
(10)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 16, 2010.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2010.
(12)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on April 19, 2010.
(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2010.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 10, 2010.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENGRAM CORPORATION

Date: October 20, 2010	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)