Form 10-K
period 2010-11-30
PENGRAM CORP
filed 2011-03-15
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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
[   ] Yes     [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,029,214, based on a price of $0.10, being the price at which the common equity was last sold as of May 31, 2010, our most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 10, 2011, the Registrant had 58,264,344 shares of common stock outstanding.

PENGRAM CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2010

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

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties. We currently have an option to acquire a 100% interest in the “Golden Snow Project," the “Fish Project” and the “CPG Project" (collectively, the “Eureka Optioned Properties). We also hold a 100% interest in the Clisbako Property, subject to the Clisbako Option Agreement (as described below), and an option to acquire the Manado Gold Property, subject to the Manado Assignment Agreement (as described below).

In fiscal 2010, we entered into the following agreements to option and/or assign a majority of our interest in the Clisbako Property and the Manado Gold Property:

1.

Manado Assignment Agreement. On August 24, 2010, we entered into an assignment agreement (the “Manado Assignment Agreement”) with Manado Gold Corp. (“Manado Corp.”) whereby we assigned 75% of our interest in the option agreement dated November 2, 2009, as amended, (the “Manado Agreement”) between us and Agus Abidin on behalf of the owners of the K.P. corporations holding the mineral properties (the “Concession Owners”) located in Northern Sulawesi, Indonesia (the “Manado Gold Property”). Under the terms of the Manado Agreement, we acquired the right to enter into an agreement (the “Acquisition Agreement”) to acquire up to 85% in the Manado Gold Property. See “Manado Gold Property”.

2.

Clisbako Option Agreement. On September 15, 2010, we entered into an option agreement (the “Clisbako Option Agreement”) with Manado Corp. whereby we granted Manado Corp. the sole and exclusive right and option to acquire a 75% undivided interest in the Clisbako Property. Under the terms of the Clisbako Option Agreement, Manado Corp. will exercise its option upon paying Clisbako Inc. an aggregate of USD $150,000, issuing 600,000 shares of Manado Corp.’s common stock (the “Shares”) and incurring CAD $650,000 in exploration expenditures on the Clisbako Property in stages over a three year period. See “Clisbako Property”.

Based on the potential and current state of development, we have decided to focus our resources on the Eureka Options Properties.

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

Figure 1
Location of Nevada Properties

Golden Snow Project

Description of Property

The Golden Snow Project consists of 111 unpatented mining claims covering approximately 3.5 square miles eight miles southwest of Eureka, Nevada. The titles to the property will expire on September 1, 2011 if we do not renew the claims.

Location, Access, and Physiography

The Golden Snow Project is contiguous to the southern end of Staccato Gold’s Lookout Mountain property, which has identified several mineralized areas.

Figure 2
Location of Golden Snow Project

dolomite, barite bxas
seds undiff'd
qtzt/fsl/ls
tuff/agglomerate
SR-2
ELP-2
SR-1
alluv/colluvium
tuff/agglomerate
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

Current Exploration Activities

Subject to obtaining sufficient financing, in the summer of 2011, we plan to retain a consulting geologist to conduct a review of the Golden Snow Project in order to recommend an exploration program. Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on these properties.

Fish Project

Description of Property

The Fish Project consists of 57 unpatented lode mining claims and is 492 hectares or 1.9 square miles.

Location, Access, and Physiography

The Fish Project is located on the northeaster flank of Lone Mountain in the Lone Mountain District, Esmeralda County, Nevada about 12 airline miles west of the historic mining town of Tonopah, Nevada.

Figure 3
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

Figure 4
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

Currently Exploration Activities

The CPG Project is an early stage exploration property. Due to the potential of the Golden Snow Project, we have deprioritized the implementation of an exploration program on this property.

CLISBAKO PROPERTY

We own a 100% interest, subject to the Clisbako Option Agreement, in the Clisbako Property. The Clisbako Property covers an area of approximately 3,388 hectares and is located in the Interior Plateau Region of north central British Columbia. It is composed of ten contiguous mineral claims, situated within the Cariboo Mining Division. The claims are situated approximately 80 miles west of Quesnel, British Columbia.

Our acquisition of the Clisbako Property was completed under the terms of a purchase agreement dated December 16, 2008 with Bako Resources Inc. (“Bako”). Under the terms of the purchase agreement, we issued to Bako 2,000,000 pre-split (6,000,000 post-split) shares and a promissory note in the amount of $70,000 CDN ($56,600 USD) payable on June 30, 2009 . On July 23, 2009, we entered into an extension agreement with Bako to extend the deadline of the CDN$70,000 mineral property payment (“Property Payment”)to December 31, 2009. In consideration of this extension, we issued 60,000 shares of our common stock to Bako. On January 21, 2010, we entered into a second extension agreement with Bako, whereby Bako agreed to extend the due date of the Property Payment to February 15, 2010. In consideration of the extension, we issued to Bako 10,000 shares of our common stock. On March 15, 2010, we entered into a third extension agreement dated for reference February 15, 2010, with Bako, whereby Bako agreed to extend the due date of the Property Payment from February 15, 2010 to June 30, 2010.

Clisbako Option Agreement

On September 15, 2010, Clisbako Minerals Inc. (“Clisbako Inc”), our wholly-owned subsidiary, entered into an option agreement, as amended on November 15, 2010, (the "Clisbako Option Agreement") with Manado Gold Corp. (“Manado Corp.”) whereby we granted Manado Corp. an option to acquire a 75% undivided interest in the Clisbako Property. In order for Manado Corp. to exercise its option, it will be required to:

1.	pay Clisbako Inc. an aggregate of USD $150,000 as follows:

	(a)	USD $50,000 on execution of the agreement (USD $48,650 has been paid);

	(b)	a further USD $50,000 on or before February 28, 2011 (CDN $39,000 has been paid subsequent to November 30, 2010); and

	(c)	a further USD $50,000 on or before April 30, 2011.

2.	issue an aggregate of 600,000 Shares to Clisbako Inc as follows:

	(a)	100,000 Shares on or before September 15, 2011;

	(b)	a further 200,000 Shares on or before September 15, 2012; and

	(c)	a further 300,000 Shares on or before September 15, 2013.

3.	incur exploration expenditures of $650,000 CDN on the Clisbako Property as follows:

	(a)	$100,000 CDN on or before September 15, 2011;

	(b)	a further $300,000 CDN on or before September 15, 2012; and

	(c)	a further $250,000 CDN on or before September 15, 2013.

In addition, Manado Corp. will also be responsible to make all government payments required to keep the claims in good standing.

The agreement is an option only and Manado Corp. may determine at any time not to proceed in which case it would not be liable to pay any funds or incur any exploration expenditures beyond the amounts due at the time it provides notice that it is not proceeding. There is no assurance that Manado Corp. will exercise the Option.

Description of Property

The Clisbako Property covers approximately 3,388 hectares. The mineral claims making up the Clisbako Property are recorded with the Ministry of Energy, Mines and Petroleum Resources (the “Ministry of Mines”) as follows:

Tenure Number	Area in Hectares	Expiry Date
530325	489.55	November 30, 2014
530328	489.74	November 30, 2014
530329	313.10	November 30, 2014
530387	391.81	November 30, 2014
530462	391.81	November 30, 2014
530464	391.66	November 30, 2014
530465	313.21	November 30, 2014
534877	293.62	November 30, 2014
534928	293.62	November 30, 2014
535450	19.58	November 30, 2014

The Province of British Columbia owns the land covered by the Clisbako Property. To our knowledge, there are no aboriginal land claims that might affect our title to the Clisbako Property or the Province’s title of the property.

In order to maintain the Clisbako Property in good standing, we must complete minimum exploration work on the Clisbako Property and file confirmation of the completion of the work with the Ministry of Mines. In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. The minimum exploration work that must be performed and/or the fee for keeping our claims current is equal to $8.00 CDN per hectare. Our mineral claims are in good standing until November 30, 2014. After November 30, 2014, we will be required to complete minimum exploration work or pay a minimum fee of CDN$27,104 on or before November 30, 2014 and each year thereafter in order to keep the Clisbako Property current. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, our mineral claims will lapse and we will lose all interest in our mineral claims.

Location, Access, Climate and Physiography

The Clisbako Property is located in the Interior Plateau Region of north central British Columbia. It is composed of ten contiguous mineral claims, situated within the Cariboo Mining Division. The claims are situated approximately 80 miles west of Quesnel, British Columbia.

Figure 5
Location of Clisbako Property

Quesnel
140 km
N
5846000 N
5844000 N
5842000 N
5840000 N
5838000 N
426000 E
428000 E
430000 E
432000 E
530465
534877
534928
535450
530329
530464
530325
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

Phelps Dodge: 1994 –1996 - After the expiration of Minnova’s option, Phelps Dodge examined the property and subsequently optioned it in the fall of 1994. Phelps Dodge, through Fox Geological Services Inc., carried out a 22 line kilometer soil geochemical sampling program in 1994. Thick glacial till cover in the project area effectively masks any bedrock leaching and the soil survey failed to define zones of epithermal alteration.

Fox Geological was retained again to conduct a combined rock and soil geochemistry program, IP geophysical survey, geological mapping and a diamond drilling program during the 1995 field season. The 1995 program focused on developing new targets in relatively under explored parts of the property and further evaluating known zones of mineralization with limited historical work.

Fox Geological Services completed 36 miles of gridding west of Camp Lake to the western claim boundary. Mapping and prospecting on the grid generated 339 rock samples of bedrock and float. This sample was collected from a cluster of weakly quartz veined feldspar phyric rhyolite float boulders within a discrete dispersion train in till. The bedrock source of these boulders has not been discovered.

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

Bard Ventures: 2003 –2004 - The property was optioned to Bard Ventures in late 2003 and Global Geological Services established two geophysical grids over the Discovery and Brooks Zones totaling 24.5 line kilometers. Previous mapping and sampling programs within these areas uncovered concentrations of quartz rich boulder float.

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

Current Exploration Activities

We will not be conducting any exploration work on the Clisbako Property during the term of the Clisbako Option Agreement. Under the terms of the Clisbako Option Agreement, Manado Corp. is required to incur aggregate exploration expenditures of $650,000 CDN on the Clisbako Property during the term of the option.

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

Manado Assignment Agreement

On August 24, 2010, we entered into an agreement (the “Manado Assignment Agreement”) to assign to Manado Corp. a 75% undivided interest in the Manado Agreement. In consideration of the assignment, Manado Corp. agreed to:

(a)	reimburse the $80,000 in expenditures we incurred in connection with the Manado Agreement payable as follows:

	(i)	$40,000 on execution of this Agreement (received);
	(ii)	$40,000 on or before September 15, 2010 (of which $28,427 received as at November 30, 2010).

(b)	incur expenditures to complete exploration on or place into production the Manado Gold Property as follows:

	(i)	$250,000 within one year of execution of the Acquisition Agreement;

	(ii)	$500,000 prior to the second anniversary of the execution of the Acquisition Agreement; and
	(iii)	$1,000,000 prior to the third anniversary of the execution of the Acquisition Agreement.

(c)	following completion of the expenditures set out in (b) above, complete a scoping study on the Manado Gold Property.

(d)	issue 950,000 common shares to Clisbako Inc. as follows:

	(i)	150,000 shares on execution of the Acquisition Agreement;
	(ii)	300,000 shares prior to the first anniversary of the execution of the Acquisition Agreement; and
	(iii)	500,000 shares prior to the second anniversary of the execution of the Acquisition Agreement.

(e)	paying to the Concession Owners as follows:

	(i)	$75,000 on execution of the Acquisition Agreement;
	(ii)	$100,000 on the first anniversary of the execution of the Acquisition Agreement; and
	(iii)	$200,000 on the second anniversary of the execution of the Acquisition Agreement.

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

Figure 6
Location of Manado Gold Property

MANADO GOLD PROPERTY

06-17-2010

124-40-30
124-41-00
Totok River
N
BANGIT LIMPOGA JAYA
0-55-0
HAKIAN WELLEM RUMANSI
Batu Gelas
Limpoga
RATOK MINING
0-54
Lobongan Camp
G. Pasolobongan
MANEMBO MINERAL
Nona Hoa
MANADO GOLD PROPERTY
LEGEND :
River
Road
Contour
Coherent High Grade Zones (> 3 gr/t Au material)
Surface Breccia Deposite with Limestone Windows
Limpoga Insitu Mineralisation

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

Current Exploration Activities

We will not be conducting any exploration work on the Manado Gold Property during the term of the Manado Assignment Agreement. Under the terms of the Manado Assignment Agreement, Manado Corp. is required to incur aggregate exploration expenditures of $1,750,000 on the Manado Gold Property during the term of the Manado Assignment Agreement.

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

As of November 30, 2010, we had $353 cash on hand and a working capital deficit of $536,611. Our plan of operation calls for significant expenses in order to meet our obligations under the Eureka Properties Option Agreement. There is no guarantee that we will exercise our option.

Our Board of Directors have approved a private placement offering of up to 3,000,000 units (the “Units”) at a price of $0.05 per Unit for gross proceeds of up to $150,000. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a period of one year following the date of issuance at an exercise price equal to $0.10 per share. This offering of Units will be made to investors who are not “U.S. Persons” as defined in Regulation S. To date, we have issued 527,200 units for proceeds of $26,360 under this offering. There are no assurances that any additional units will be sold under this offering.

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

We have a cumulative net loss of $1,070,068 for the period from our inception on April 28, 2006 to November 30, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our former auditor's comments when determining if an investment in us is suitable.

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

There is no assurance that we will be able to exercise our options to acquire the Eureka Optioned Properties and the Manado Gold Property.

In order to exercise our options to acquire the Eureka Optioned Properties and the Manado Gold Property, we are required to make a series of cash payments and meet the annual claim maintenance fees. In order to meet these payments we will need to obtain substantial financing. If we are unable to meet these payments, we will lose our options to acquire these properties.

We may be unable to conduct exploration activities due to foreign regulations.

We may have trouble obtaining any necessary permits, and complying with foreign mining law due to our inexperience. We may be prohibited by mining laws in Indonesia from conducting due diligence or any other activity on the Manado Gold Property. We have not conducted any research into the property, mining, or other applicable laws regarding the Manado Gold Property.

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

We are currently offering units (common stock and share purchase warrant) for gross proceeds of up to $150,000. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, the interests of existing shareholders will be diluted.

The quotation price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTCQB under the symbol "PNGM”. Companies quoted on the OTCQB have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire at a price equal or greater than the price paid by the investor.

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

ITEM 2.           PROPERTIES.

We rent office space at 1200 Dupont Street, Suite 2J, Bellingham, WA 98225, consisting of approximately 144 square feet, at a cost of $270 per month. This rental is on a month-to-month basis without a formal contract.

Our mineral properties are discussed in detail above under the heading “Item 1. Business”.

ITEM 3.           LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are quoted on the OTCQB under the symbol “PNGM”.

The high and low bid information for our common stock for the years ended November 30, 2010 and 2009 were:

QUARTER	HIGH ($)	LOW ($)
February 28, 2009	$0.25	$0.10
May 31, 2009	$0.30	$0.10
August 31, 2009	$0.325	$0.16
November 30, 2009	$0.40	$0.15
February 28, 2010	$0.42	$0.135
May 31, 2010	$0.14	$0.07
August 31, 2010	$0.12	$0.05
November 30, 2010	$0.09	$0.05

The above quotations have been adjusted to reflect the 3-for-1 stock split effected April 13, 2009. Quotations provided by the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of March 10, 2011, there are 58,264,344 shares of our common stock issued and outstanding held of record by 28 registered stockholders. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

All unregistered sales of our equity securities made during the fiscal year ended November 30, 2010 have been previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to focus our resources on the exploration of the Eureka Optioned Properties

Subject to obtaining sufficient financing, we plan to retain a consulting geologist to conduct a review of these properties in order to recommend an exploration program to be conducted in summer 2011. Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on these properties.

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

As the agreement is an option, we may decide at any time not to proceed in which case we would not be liable to pay any funds beyond the amounts due at the time we provide notice that we are not proceeding. There is no assurance that we will exercise the option.

As at November 30, 2010, we had $353 cash on hand. Accordingly, we have insufficient cash on hand to proceed with our exploration on the Golden Snow Project, Fish Project and CPG Project, and meet our ongoing operating costs. As such, we will require substantial financing in order to meet our obligations. There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended	Year Ended	Percentage
	November 30, 2010	November 30, 2009	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(426,953)	(375,580)	13.7%
Net Loss	$(426,953)	$(375,580)	13.7%

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

Expenses

The major components of our expenses for the years ended November 30, 2010 and 2009 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	November 30, 2010	November 30, 2009	Increase / (Decrease)
Bank Charges and Interest	$22,543	$15,418	46.2%
Consulting Fees	29,126	-	100%
Depreciation Expense	253	505	(49.9)%
Filing and Regulatory	3,232	5,609	(42.4)%
Finance charges	83,881	53,619	56.4%
Incorporation Costs	-	1,262	(100)%
Investor Relations	6,000	9,800	(38.8)%
Management Fees	36,000	36,000	0.0%
Mineral Property Exploration Costs	38,317	51,930	(26.2)%
Office and Administrative	23,099	19,181	20.4%
Professional Fees	193,075	168,675	14.5%
Recovery on Mineral Property.	(18,377)	-	(100)%
Travel	2,760	13,581	(79.7)%
Website Design	4,044	-	100%
Write-off of Mineral Property Costs	3,000	-	100%
Total Expenses	$426,953	$375,580	13.7%

Our operating expenses increased from $375,580, during the year ended November 30, 2009, to $426,953, during the year ended November 30, 2010. The increase in our operating expenses was primarily a result of increased bank charges and interest, consulting fees, finance charges, office and administrative expenses, professional fees, website design expenses and write off of mineral property costs. This increase was partially offset by decreases in filing and regulatory fees, incorporation costs, investor relations fees, mineral property exploration costs and travel expenses.

Management fees relate to fees paid or accrued to the directors of Magellan Acquisition Corp., our wholly owned Nevada subsidiary.

Mineral property exploration costs primarily relate to fees incurred in connection with maintaining our option on the Golden Snow Project, the Fish Project, CPG Project and Manado Gold Property, and maintaining our Clisbako Property in good standing.

Professional fees primarily relate to costs incurred in connection with our entry into option agreements on our properties, and meeting our ongoing reporting requirements under the Exchange Act.

Finance fees during the year ended November 30, 2010 primarily relate to amortization of the discount resulting from the allocation of proceeds to the warrants and the intrinsic value beneficial conversion feature.

We anticipate our operating expenses will increase if we implement our exploration program on our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At	At	Percentage
	November 30, 2010	November 30, 2009	Increase / (Decrease)
Current Assets	$353	$3,711	(90.5)%
Current Liabilities	(535,964)	(375,065)	42.9%
Working Capital Deficit	$(535,611)	$(371,354)	44.2%

Cash Flows
	Year Ended	Year Ended
	November 30, 2010	November 30, 2009
Cash Flows used in Operating Activities	$(161,425)	$(203,885)
Cash Flows from (used in) Investing Activities	49,002	90,000
Cash Flows from Financing Activities	109,065	87,670
Net Increase (Decrease) in Cash During Period	$(3,358)	$(26,215)

The increase in our working capital deficit at November 30, 2010 from our year ended November 30, 2009 is a result of the fact that: (i) accounts payable increased due to our lack of capital to meet ongoing expenditures; and (ii) we received a loan of $75,000 from a third party. The loan bears interest at a rate of 10% per annum and is due on demand.

During the year ended November 30, 2010, we received $70,000 from the issuance of our securities as follows:

(a)	on February 18, 2010, the issuance of 120,000 shares upon the exercise of warrants for proceeds of $10,000;

(b)	on July 20, 2010, the issuance of 500,000 Units for proceeds of $50,000; and

(c)	on August 4, 2010, the issuance of 100,000 Units for proceeds of $10,000.

Financing Requirements

As at November 30, 2010, we had $353 cash on hand. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements:

Audited consolidated financial statements as of November 30, 2010, including:

1.	Report of Independent Registered Public Accounting Firm (Davidson and Company, L.L.P., Chartered Accountants);

2.	Consolidated Balance Sheets as of November 30, 2010 and 2009;

3.	Consolidated Statements of Operations for the years ended November 30, 2010 and 2009 and for the cumulative period from inception on April 28, 2006 to November 30, 2010;

4.	Consolidated Statements of Cash Flows for the years ended November 30, 2010 and 2009 and for the cumulative period from inception on April 28, 2006 to November 30, 2010;

5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on April 28, 2006 through November 30, 2010; and

6.	Notes to the Consolidated Financial Statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pengram Corporation

We have audited the accompanying consolidated balance sheets of Pengram Corporation (the “Company”) as of November 30, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the years ended November 30, 2010 and 2009 and for the period from inception on April 28, 2006 to November 30, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended November 30, 2010 and 2009 and for the period from inception on April 28, 2006 to November 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

“DAVIDSON & COMPANY LLP”
Vancouver, Canada
Chartered Accountants
March 15, 2011

PENGRAM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30
	2010	2009

ASSETS

Current
Cash	$353	$3,711
Total Current assets	353	3,711

Long-term Investment (Note 3)	10,367	10,367
Computer Equipment (Note 4)	-	253
Mineral Property Acquisition Costs (Note 5)	412,875	440,100

Total Assets	$423,595	$454,431

LIABILITIES

Current
Accounts payable and accrued liabilities	$340,915	$180,376
Amounts due to related parties	49,000	24,000
Amount due to shareholder	1,920	1,920
Promissory notes payable (Notes 5 and 6)	96,248	65,913
Promissory note payable to related party (Note 7)	25,901	23,901
Loan payable (Note 8)	7,015	6,476
Convertible notes (Note 9)	-	53,619
Unit subscriptions received (Note 10)	14,965	18,860
Total Current Liabilities	535,964	375,065

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital Stock (Note 11)
Authorized: 100,000,000 preferred stock with a par value of $0.001 per share 300,000,000 common voting stock with a par value of $0.001 per share

Issued: 57,737,144 common shares as at November 30, 2010 and 54,207,144 at November 30, 2009	57,737	54,207
Unit and Share Subscriptions Received In Advance (Note 10)	26,360	2,500
Additional Paid-In Capital	851,852	582,595
Share Purchase Warrants (Note 11)	21,750	83,179
Deficit Accumulated During The Exploration Stage	(1,070,068)	(643,115)
Total Stockholders’ (Deficiency) Equity	(112,369)	79,366

Total Liabilities And Stockholders’ Equity (Deficiency)	$423,595	$454,431

The accompanying notes are an integral part of these consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEARS		APRIL 28
	ENDED		2006 TO
	NOVEMBER 30		NOVEMBER 30
	2010	2009	2010

Expenses
Bank charges and interest	$22,543	$15,418	$41,057
Consulting fees	29,126	-	31,476
Depreciation	253	505	1,516
Filing and regulatory	3,232	5,609	18,480
Finance charges	83,881	53,619	137,500
Incorporation costs	-	1,262	3,382
Investor relations	6,000	9,800	15,800
Management fees	36,000	36,000	128,600
Mineral property exploration costs	38,317	51,930	99,747
Office and administrative	23,099	19,181	66,313
Professional fees	193,075	168,675	515,189
Recovery on mineral property	(18,377)	-	(18,377)
Travel	2,760	13,581	16,341
Website design	4,044	-	4,044
Write-off of mineral property costs	3,000	-	9,000

Net Loss For The Period	$(426,953)	$(375,580)	$(1,070,068)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	54,794,432	53,614,295

The accompanying notes are an integral part of these consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEARS		APRIL 28
	ENDED		2006 TO
	NOVEMBER 30		NOVEMBER 30
	2010	2009	2010

Cash Provided By (Used In) Operating Activities
Net loss for the period	$(426,953)	$(375,580)	$(1,070,068)
Adjustment for items not affecting cash:
Depreciation	253	505	1,516
Finance charges on convertible notes	83,881	53,619	137,500
Foreign exchange	2,056	9,313	11,369
Recovery of mineral property	(18,377)	-	(18,377)
Accrued interest expense	21,539	14,681	38,285
Write-off of mineral property costs	3,000	-	9,000
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	148,176	75,577	316,793
Amounts due to related parties	25,000	18,000	49,000
	(161,425)	(203,885)	(524,982)
Cash Provided By (Used In) Investing Activities
Advances	-	100,000	(10,367)
Mineral property acquisition costs	(68,075)	(10,000)	(84,075)
Recovery of mineral property costs	117,077	-	117,077
Purchase of computer equipment	-	-	(1,516)
	49,002	90,000	21,119
Cash Provided By (Used In) Financing Activities
Issuance of convertible notes	-	70,000	137,500
Issuance of common stock	70,000	-	278,981
Finder’s fees	(5,042)	-	(5,042)
Unit and share subscriptions received in advance	22,465	21,360	43,825
Advance on promissory note payable	75,000	-	75,000
Repayment of promissory note	(53,358)	-	(53,358)
Promissory note payable to related party	-	7,000	27,000
Repayment of promissory note payable to related party	-	(7,000)	(7,000)
Advance on loan payable	-	(4,610)	5,390
Advance on amount due to shareholder	-	920	1,920
	109,065	87,670	504,216

(Decrease) Increase In Cash	(3,358)	(26,215)	353
Cash, Beginning Of Period	3,711	29,926	-

Cash, End Of Period	$353	$3,711	$353

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$400	$400
Income taxes	$-	$-	$-

Non-Cash Financing And Investing Activities
Shares received from Solfotara Minerals Corp. (Note 3)	$-	$10,367	$10,367
Shares issued for mineral property acquisition costs (Note 5)	$6,400	$373,500	$379,900
Promissory note payable for mineral property acquisition costs (Note 5)	$-	$56,600	$56,600
Shares issued on conversion of convertible note (Note 11)	$137,500	$-	$137,500

The accompanying notes are an integral part of these consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION APRIL 28, 2006 TO NOVEMBER 30, 2010
(Stated in U.S. Dollars)

						DEFICIT
						ACCUMULATED
			SHARE			DURING
			SUBSCRIPTIONS	ADDITIONAL	SHARE	THE
	COMMON STOCK		RECEIVED	PAID-IN	PURCHASE	EXPLORATION
	SHARES	AMOUNT	IN ADVANCE	CAPITAL	WARRANTS	STAGE	TOTAL

June 19, 2006 – stock issued for cash at $0.001	27,000,000	$27,000	$-	$(18,000)	$-	$-	$9,000
Stock issued for cash $0.01 in private placement	17,997,144	17,997	-	101,984	-	-	119,981
Net loss for the period	-	-	-	-	-	(20,112)	(20,112)
Balance, November 30, 2006	44,997,144	44,997	-	83,984	-	(20,112)	108,869

Net loss for the year	-	-	-	-	-	(108,384)	(108,384)
Balance, November 30, 2007	44,997,144	44,997	-	83,984	-	(128,496)	485

September 4, 2008 – units issued for cash at $0.03	3,000,000	3,000	-	41,300	35,700	-	80,000
Net loss for the year	-	-	-	-	-	(139,039)	(139,039)
Balance, November 30, 2008	47,997,144	47,997	-	125,284	35,700	(267,535)	(58,554)

Stock issued for mineral property	6,000,000	6,000	-	294,000	-	-	300,000
Relative fair value allocation of convertible notes	-	-	-	90,021	47,479	-	137,500
Stock issued under assignment agreement	150,000	150	-	37,350	-	-	37,500
Stock issued pursuant to extension agreement	60,000	60	-	35,940	-	-	36,000
Share subscriptions received in advance	-	-	2,500	-	-	-	2,500
Net loss for the year	-	-	-	-	-	(375,580)	(375,580)
Balance, November 30, 2009	54,207,144	54,207	2,500	582,595	83,179	(643,115)	79,366

Units issued for cash at $0.10	600,000	600	-	37,650	21,750	-	60,000
Finder’s fees	-	-	-	(5,042)	-	-	(5,042)
Exercise of warrants	150,000	150	(2,500)	12,350	-	-	10,000
Expiry of warrants	-	-	-	83,179	(83,179)	-	-
Conversion of convertible notes	2,750,000	2,750	-	134,750	-	-	137,500
Stock issued under assignment agreement	30,000	30	-	6,370	-	-	6,400
Share subscriptions received in advance	-	-	26,360	-	-	-	26,360
Net loss for the year	-	-	-	-	-	(426,953)	(426,953)

Balance, November 30, 2010	57,737,144	$57,737	$26,360	$851,852	$21,750	$(1,070,068)	$(112,369)

The accompanying notes are an integral part of these consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 AND 2009
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
NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,070,068 for the period from April 28, 2006 (inception) to November 30, 2010, and has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
NOVEMBER 30, 2010 AND 2009
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
NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests (Continued)

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

	d)	Cash

Cash consists primarily of cash on deposit.

	e)	Long Term Investment

Investments in securities of private companies that do not have a quoted market price on a recognized securities exchange are recorded at cost. Investments are written-down when, in the opinion of management, there has been an impairment in their value which is other than temporary and such impairment is recorded in the statement of operations.

	f)	Computer Equipment

Computer equipment is recorded at cost and is depreciated over an estimated useful life of three years on a straight-line basis.

	g)	Financial Instruments

The Company’s financial instruments include cash, accounts payable and accrued liabilities, amounts due to related parties, amount due to shareholder, promissory notes payable, promissory note payable to related party, loan payable and convertible notes. All such instruments are carried at cost, which, due to the short maturity of these financial instruments, approximate fair value at November 30, 2010.

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

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Use of Estimates

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

The following outstanding convertible notes and share purchase warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	2010	2009

Convertible notes	-	2,910,856
Share purchase warrants	600,000	4,650,000

k)	Income Taxes

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
NOVEMBER 30, 2010 AND 2009
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

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Share-based Compensation (Continued)

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

	o)	Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged to the statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holdings are at an early stage of exploration.

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
NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	p)	Fair Value of Financial Instruments (Continued)

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended November 30, 2010.

The following table presents information about the Company’s financial instruments that have been measured at fair value as of November 30, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	NOVEMBER 30	MARKETS	INPUTS	INPUTS
DESCRIPTION	2010	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)

Assets:
Cash	$353	$353	$-	$-
Assets measured at fair value at November 30, 2010	$353	$353	$-	$-

q)	Comparative Figures

Certain comparative figures have been reclassified to conform with the current year’s presentation.

r)	Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17 (Topic 605), Revenue Recognition— Milestone Method. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. The amendments in this update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all applicable criteria. The amendments in this update are effective for the Company on a prospective basis for milestones achieved after December 31, 2010. The implementation of this standard is not expected to have a significant impact on the Company’s financial position or results of operations.

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

r)	Recent Accounting Pronouncements (Continued)

In April 2010, the FASB provided an update to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. This standard is effective for years beginning after December 15, 2010, and for subsequent interim and annual reporting periods thereafter. The Company does not expect the adoption of this standard to have a significant effect on the Company's results of operations or financial position.

In January 2010, the FASB issued Accounting Standards Codification (“ASC”) Update 2010-02, —Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASCU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption is not expected to have a material impact on the Company’s financial position or results of operations.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

3.	LONG-TERM INVESTMENT

The Company received 250,000 common shares in Solfotara Minerals Corp. (“Solfotara”), a private Canadian company as consideration for transferring its interest in an option agreement to Solfotara in the year ended November 30, 2009. The total value attributed to the common stock received from Solfotara was $10,367.

4.	COMPUTER EQUIPMENT

	NOVEMBER 30			NOVEMBER 30
	2010			2009
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer Equipment	$1,516	$1,516	$-	$253

5.	MINERAL PROPERTY ACQUISITION COSTS

					RECOVERY
	NOVEMBER		ABANDONED,		RECOGNIZED	NOVEMBER
	30, 2009	ADDITIONS	IMPAIRED	RECOVERY	AS INCOME	30, 2010
Mineral Property

Clisbako claims (a)	$392,600	$6,400	$-	$(48,650)	$-	$350,350
Eureka claims (b)	47,500	15,025	-	-	-	62,525
Manado Gold claims (c)	-	50,050	-	(68,427)	18,377	-
June claims (d)	-	3,000	(3,000)	-	-	-

	$440,100	$74,475	$(3,000)	$(117,077)	$18,377	$412,875

	NOVEMBER 30		ABANDONED,	NOVEMBER 30
	2008	ADDITIONS	IMPAIRED	2009
Mineral Property

Clisbako claims (a)	$-	$392,600	$-	$392,600
Eureka claims (b)	-	47,500	-	47,500

	$-	$440,100	$-	$440,100

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	a)	Clisbako Claims

On December 16, 2008, the Company entered into a purchase agreement to acquire an undivided 100% interest in a group of ten mineral claims (collectively known as the “Clisbako” claims) located in the Cariboo Mining Division of British Columbia, Canada. Consideration for the claims was 6,000,000 shares (issued – see Note 11(a)) of the Company’s common stock with a value of $300,000 and the issuance to the vendor of a promissory note in the amount of CDN$70,000 (US$56,600) payable June 30, 2009. On July 23, 2009, the Company reached an agreement with the vendor to extend the deadline of the CDN$70,000 mineral property payment (“Property Payment”) to December 31, 2009. In consideration of the extension of the deadline, the Company issued 60,000 common shares to the vendor with a fair value of $36,000.

On January 21, 2010, the Company reached an agreement with the vendor to further extend the due date of the Property Payment to February 15, 2010. In consideration of the further extension of the deadline, the Company issued 10,000 shares of its common stock to the vendor with a value of $4,200.

On March 15, 2010, the Company entered into a third extension agreement dated for reference February 15, 2010, with the vendor to extend the Property Payment from February 15, 2010 to June 30, 2010. In consideration of the extension, the Company issued to the vendor 20,000 common shares with a value of $2,200.

On September 15, 2010, and as amended by letter agreement dated November 15, 2010, the Company, through its wholly owned subsidiary, CMI., entered into an option agreement (the "Clisbako Option Agreement") with Manado Gold Corp. whereby the Company granted Manado Gold Corp. the sole and exclusive right and option to acquire a 75% undivided interest in the Clisbako Property. Under the terms of the Option Agreement, Manado Gold Corp. will exercise its option upon completing the following:

1.	Paying an aggregate of $150,000 to CMI. as follows:

	(a)	$50,000 on execution of the agreement (CDN$50,000 or US$48,650 has been paid);

	(b)	a further $50,000 on or before February 28, 2011 (paid CDN$39,000 subsequent to November 30, 2010); and

	(c)	a further $50,000 on or before April 30, 2011.

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	a)	Clisbako Claims (Continued)

		2.	Issuing an aggregate of 600,000 Shares to CMI as follows:

			(a)	100,000 Shares on or before September 15, 2011;

			(b)	a further 200,000 Shares on or before September 15, 2012; and

			(c)	a further 300,000 Shares on or before September 15, 2013.

3.	Incurring Exploration Expenditures of CDN$650,000 on the Clisbako Property as follows:

	(a)	CDN$100,000 on or before September 15, 2011;

	(b)	a further CDN$300,000 on or before September 15, 2012; and

	(c)	a further CDN$250,000 on or before September 15, 2013.

Manado Gold Corp. will also be responsible to make all government payments required to keep the claims in good standing.

b)	Eureka Claims

On May 29, 2009, the Company entered into an assignment agreement to acquire an undivided 100% interest in a series of mineral claims (collectively known as the “Eureka” claims) situated in the Eureka County, Esmeralda County and Mineral County, Nevada. Consideration for the claims is as follows:

	i)	150,000 common shares (issued) with a value of $37,500;

	ii)	$10,000 advance royalty payment due on or before August 28, 2009 (paid);

	iii)	$15,000 advance royalty payment due on or before August 28, 2010 (paid);

	iv)	$20,000 advance royalty payment due on or before August 28, 2011;

	v)	$25,000 advance royalty payment due on or before August 28, 2012;

	vi)	$30,000 advance royalty payment due on or before August 28, 2013, with an additional $30,000 due each year thereafter for a period of ten years, with an option to renew for an additional ten years.

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	c)	Manado Gold Claims

On January 19, 2010, the Company entered into an option agreement dated for reference November 2, 2009 (the “Agreement”) to acquire interests in four mineral claims (collectively referred to as the “Manado Gold claims”) in the Lobongan District of Northern Sulawesi, Indonesia.

In consideration of $35,000 paid on execution of the Agreement, the Company has been granted an exclusive right, for a period of 90 days (to January 31, 2010) from the date of execution of this Agreement (the “Due Diligence Period”) to enter into an acquisition agreement (the “Acquisition Agreement”) to acquire up to an 85% undivided interest in the Manado Gold claims. At any time prior to the expiration of the Due Diligence Period, the Company may elect, by notice in writing, to exercise its option to enter into the Acquisition Agreement (exercised).

During the year ended November 30, 2010, the Company elected to exercise its option to enter into the Acquisition Agreement. The Acquisition Agreement shall provide for the earning of interests by the Company in the Manado Gold claims by making cash payments, stock issuances and completing work programs as follows:

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

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	c)	Manado Gold Claims (Continued)

		iii)	An additional 26% interest by:

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

In August 2010, the Company entered into an agreement with Manado Gold Corp. (”the Assignee”) to assign a 75% undivided interest in the original option agreement. The consideration for the assignment is:

a)	The reimbursement by the Assignee of $80,000 in expenditures incurred by the Company in connection with the original option agreement payable is as follows:

(i)	$40,000 on execution of this Agreement (received);
(ii)	$40,000 on or before September 15, 2010 ($28,427 received as at November 30, 2010).

b)	The Assignee incurring expenditures to complete exploration on or place into production the Manado Gold Property is as follows:

	(i)	$250,000 within the first year of the Acquisition Agreement;
	(ii)	$500,000 prior to the second anniversary of the Acquisition Agreement; and
	(iii)	$1,000,000 prior to the third anniversary of the execution of the Acquisition Agreement.

c)	Following completion of the expenditures set out above, the Assignee making the expenditures will complete a scoping study on the Manado Gold Property.

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	c)	Manado Gold Claims (Continued)

		d)	The Assignee will issue 950,000 shares of its common stock to the Company, as follows:

			(i)	150,000 shares on execution of the Acquisition Agreement;
			(ii)	300,000 shares prior to the first anniversary the Acquisition Agreement; and
			(iii)	500,000 shares prior to the second anniversary of the Acquisition Agreement.

		e)	The Assignee will make payments to the Concession Owners as follows:

			(i)	$75,000 on execution of the Acquisition Agreement;
			(ii)	$100,000 on the first anniversary of the execution of the Acquisition Agreement; and
			(iii)	$200,000 on the second anniversary of the execution of the Acquisition Agreement.

Upon completing the payments expenditures and share issuance as set out above, the Assignee will earn up to 75% of the Company’s interest in the Manado Gold Property as follows:

(i)	7.5% undivided interest upon completion of the items set out in (a), (b)(i), (d)(i) and (e)(i) above;

(ii)	11.25% undivided interest upon completion of the items set out in paragraphs (b)(ii), (d)(ii) and (e)(ii) above;

(iii)	19.5% undivided interest upon completion of the items set out in paragraphs (b)(iii), (d)(iii) and (e)(iii) above; and

(iv)	25.5% undivided interest on completing the scoping study described in paragraph (c) above.

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

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY AND ACQUISITION COSTS (Continued)

	c)	Manado Gold Claims (Continued)

Assuming that the Assignee exercises all its options under the Agreement, the Assignee will have acquired a 63.75% undivided interest in the Manado Gold Property and the Company will retain an 11.25% interest in the Manado Gold Property, In the event the option to acquire the Concession Holder’s carried interest is exercised, the Assignee will hold a 75% undivided interest and the Company will hold a 25% undivided interest.

As of November 30, 2010, the Company has not entered into the Acquisition Agreement.

	d)	June Claims

On February 5, 2010, the Company entered into an option agreement to acquire an undivided 100% interest in a series of mineral claims (collectively known as the “June claims”) situated in the Alberni Mining Division of British Columbia, Canada. Consideration for the claims is as follows:

		i)	Payment of $3,000 due on February 5, 2010 (paid);

		ii)	Payment of $10,000 due on or before May 6, 2010;

		iii)	Payment of $10,000 and the issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2011;

		iv)	Payment of $10,000 and the issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2012;

		v)	Payment of $10,000 and the issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2013.

During the year ended November 30, 2010, the Company abandoned and wrote off all costs incurred with respect to the June property.

6.	PROMISSORY NOTE PAYABLE

a)

On January 11, 2010, the Company entered into a promissory note agreement whereby it borrowed $75,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and repayable on demand. As at November 30, 2010, a total of $6,637 has been accrued as interest on this note.

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

6.	PROMISSORY NOTE PAYABLE (Continued)

b)

Pursuant to a purchase agreement to acquire the Clisbako claims outlined in Note 5(a), the Company issued a promissory note in the amount of CDN$70,000 (translated to US$65,913 as at November 30, 2009) payable June 30, 2009. The promissory note is unsecured and free of interest. During the year ended November 30, 2009, the Company reached an agreement with the vendor to extend the deadline of the promissory note to December 31, 2009.

During the year ended November 30, 2010, the Company obtained various extensions from the vendor to postpone the Property Payment. The Company repaid CDN$55,000 on the promissory note. Subsequent to the year ended November 30, 2010, the Company repaid the remaining balance of CDN$15,000 of the promissory note.

7.	PROMISSORY NOTE PAYABLE TO RELATED PARTY

On December 19, 2007, the Company entered into a promissory note agreement whereby it borrowed $20,000. The note is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at November 30, 2010, a total of $5,901 (2009 - $3,901) has been accrued as interest payable on the loan. During the year ended November 30, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

8.	LOAN PAYABLE

On October 1, 2008, the Company received a loan from an arm’s length party of $10,000. The loan is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. During the year ended November 30, 2009, the Company paid back $4,610 of this balance. As at November 30, 2010, a total of $1,625 (2009 - $1,086) has been accrued as interest payable on the loan.

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

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

9.	CONVERTIBLE NOTES (Continued)

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

In accordance with the provisions of ASC 470 – 20, the Company determined the intrinsic value of the beneficial conversion feature on the notes by comparing the market price of the Company’s common stock at issuance of the notes to the effective conversion price of the notes, as determined by dividing the proceeds allocated to the notes by the number of shares that would result from an immediate exercise of the conversion option. The initial beneficial conversion feature was determined to be $734,250; however, in accordance with the provisions of ASC 470 – 20, it is limited to the proceeds allocated to the notes, being $90,021. This beneficial conversion feature was recorded as an immediate charge to additional paid-in capital and a further discount on the convertible note carrying value. This further discount is to be amortized over the term of the notes to maturity. In the event of a conversion of any, or all, of the face amount of the notes, the proportionate amount of the unamortized beneficial conversion feature as of the date of conversion is immediately charged to operations.

During the year ended November 30, 2010, the Company recorded as finance charges, $28,964 of amortization (2009 - $18,515) of the discount resulting from the allocation of proceeds to the warrants and a further $54,917 of the intrinsic value of the beneficial conversion feature (2009 - $35,104), leaving total unamortized amounts of $Nil (2009 - $83,881). The accrued interest of $20,406 remains unpaid as of November 30, 2010, and is included in accounts payable and accrued liabilities.

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

9.	CONVERTIBLE NOTES (Continued)

During the year ended November 30, 2010, the entire principal of $137,500 was converted into 2,750,000 shares of the Company’s common stock.

10.	UNIT AND SHARE SUBSCRIPTIONS RECEIVED IN ADVANCE

a)	Unit subscriptions received

During the year ended November 30, 2010, the Company received $22,465 (2009 - $18,860) in advance of a private placement. Under the terms of the financing, the subscription price for each unit is $0.05. Each unit will consist of one common share and one common share warrant, each whole warrant entitling the holder thereof to purchase an additional common share at $0.10 for a period of two years. A total of $26,360 in subscription funds, representing 527,200 units, has been approved for issuance subsequent to the year end and therefore has been classified as unit subscription received in advance as of November 30, 2010.

The Company received $14,965 in subscription funds in connection with the private placement mentioned above. Due to the provision in the subscription agreements that the subscription funds will constitute non-interest bearing demand loans to the Company in the event the subscriptions are not accepted by the Company, the Company classified the unit subscriptions received in advance as current liabilities.

b)	Share subscriptions received in advance

During the year ended November 30, 2009, the Company received $2,500 towards the exercise of share purchase warrants. A total of 30,000 shares of the Company’s common stock were issued in March 2010 upon exercise of the warrants.

11.	CAPITAL STOCK

	a)	Common Stock

On June 19, 2006, the Company issued 27,000,000 common shares to the Company’s founder (9,000,000 pre-stock split shares at a price of $0.001 for gross proceeds of $9,000).

During the year ended November 30, 2006, pursuant to a private placement, the Company issued 17,997,144 common shares (5,999,048 pre-stock split shares at a price of $0.02 for gross proceeds of $119,981).

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

11.	CAPITAL STOCK (Continued)

	a)	Common Stock (Continued)

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

During the year ended November 30, 2009, the Company completed the following stock transactions:

issued 6,000,000 common shares pursuant to a mineral property purchase agreement (see Note 5). The Company recorded these shares at a price of $0.05 per share for a total value of $300,000;
issued 150,000 common shares pursuant to a mineral property assignment agreement (see Note 5). The Company recorded these shares at a price of $0.25 per share for a total value of $37,500; and

issued 60,000 common shares pursuant to an extension to a mineral property purchase agreement (see Note 5). The Company recorded these shares at a price of $0.60 per share for a total value of $36,000.

During the year ended November 30, 2010, the Company completed the following stock transactions:

issued 600,000 units for total proceeds of $60,000 in relation to a private placement. Each unit consists of one common share and one share purchase warrant, each whole warrant entitling the holder thereof to purchase an additional common share at a price of $0.15 for a period of two years.

issued 150,000 common shares from exercise of warrants;
issued 2,750,000 common shares with a value of $137,500 pursuant to the conversion of convertible notes (see Note 9);
issued 30,000 common shares with a value of $6,400 pursuant to an extension to a mineral property purchase agreement (see Note 5).

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

11.	CAPITAL STOCK (Continued)

	b)	Share Purchase Warrants

As at November 30, 2010 share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF	EXERCISE
WARRANTS	PRICE	EXPIRY DATE

500,000	$ 0.15	July 20, 2012
100,000	$ 0.15	August 4, 2012
600,000

A summary of changes in share purchase warrants for the years ended November 30, 2009 and 2010 is presented below:

	NUMBER OF	WEIGHTED AVERAGE
	WARRANTS	EXERCISE PRICE

Balance, November 30, 2008	3,000,000	$0.033
Issued	1,650,000	$0.083
Balance, November 30, 2009	4,650,000	$0.05
Granted	600,000	$0.15
Exercised	(150,000)	$(0.083)
Expired	(4,500,000)	$(0.05)

Balance, November 30, 2010	600,000	$0.15

The fair value of the warrants issued in connection with the private placement during the year ended November 30, 2010 was measured at the award date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 1.46%; expected volatility of 168% and a term of 2 years. Of the total proceeds, $21,750 was allocated to share purchase warrants.

The fair value of the warrants issued with the convertible notes during the year ended November 30, 2009 was measured as disclosed in Note 9.

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

11.	CAPITAL STOCK (Continued)

	c)	Stock Options

As at November 30, 2010, the Company does not have an incentive stock option plan.

Subsequent to the year ended November 30, 2010, the Company adopted its 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. A total of 5,500,000 shares of the Company’s common stock are available for issuance under the Plan. The exercise price must be at least 80% of the market price of the Company’s common shares as calculated on the date of grant. The options can be granted for a maximum term of 10 years and vest as determined by the Board of Directors.

12.	RELATED PARTY TRANSACTIONS

During the year ended November 30, 2010, the Company entered into the following transactions with related parties:

	a)	Paid or accrued $36,000 (2009 - $36,000) for management fees to the board of directors of MAC.

	b)	Paid or accrued $2,500 (2009 - $nil) for consulting fees to a director of the Company.

These transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. The amount due to the related parties is non- interest bearing with no fixed terms of repayment.

13.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises and investor relations services are provided on a month-to-month basis.

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

14.	SEGMENT INFORMATION

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

November 30, 2010
USA	$-	$62,525
Canada	-	350,350
	$-	$412,875

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

November 30, 2009
USA	$-	$47,500
Canada	253	392,600

	$253	$440,100

15.	INCOME TAXES

	a)	Income Tax Expense (Recovery)

The income tax expense (recovery) differs from the result which would be obtained by applying the statutory income tax rate of 34% (2009 – 34%) to income (loss) before income taxes. The difference results from the following items:

	2010	2009

Loss for the year	$(426,953)	$(375,580)

Computed expected income tax expense (recovery)	$(145,000)	$(128,000)
Non-deductible item	8,000	17,600
Increase in valuation allowance	137,000	110,400

Income tax expense (recovery)	$-	$-

PENGRAM CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010 and 2009
(Stated in U.S. Dollars)

15.	INCOME TAXES (Continued)

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2010	2009

Deferred income tax assets:
Non-capital loss carryforward	$335,000	$198,000
Mineral property and exploration expenditures	28,000	21,000
	363,000	219,000
Valuation allowance	(363,000)	(219,000)

Net deferred income tax assets	$-	$-

c)

The Company has incurred operating losses of approximately $986,000 which, if unutilized, will expire in 2030. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $494,000 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

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

ITEM 9AT.         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2010.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report for the year ended November 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

-

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of November 30, 2010, the Company did not have a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of November 30, 2010, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during our quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our officers and directors as of the date hereof:

Name	Age	Position

Richard W. Donaldson	72	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Bryan H. Wilson	60	Director

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

Bryan H. Wilson was appointed as a member of our Board of Directors on December 19, 2008. Mr. Wilson obtained a Bachelor of Science from the University of Waterloo in 1975. He has worked in the fields of mining exploration and development for 18 years and financial services for 12 years. He has filled various roles such as Mining Analyst for C.M Oliver and Dominick & Dominick Securities Inc. and as a Corporate Finance Specialist for Thames Capital. Since September 2008, Mr. Wilson has served as a Director, Exploration Business Development of Centerra Gold (CG - TSX), a company engaged in the acquisition, development, and production of gold properties in Central Asia, the former Soviet Union and emerging markets. Mr. Wilson also serves as a member of the board of directors for Canyon Copper Corp (CNYC – OTCBB), a company engaged in the acquisition of mineral projects, Doubleview Capital Corp. (DBV.P – TSX-V), a capital pool company listed on the TSX Venture Exchange and Spider Resources (SPQ – TSX-V) a junior exploration company.

In addition to the companies above, Mr. Wilson also acted as President, CEO and Director of St. Genevieve Resources Ltd. (SGVL-CNSX, STGIF-OTCBB), a mining exploration and development company, from January 2003 to March 2008 and President and CEO of Gee-Ten Ventures (GTV – TSX.V) a mining exploration and development company from February 2008 to February 2010.

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

Compliance with Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, we believe that during the year ended November 30, 2010, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

		Transactions	Known Failures
	Number of Late	Not Timely	to File a
Name and Principal Position	Reports	Reported	Required Form
Richard W. Donaldson	None	None	None
CEO, CFO, President, Secretary, Treasurer and Director
Bryan H. Wilson	None	None	None
Director
Bako Resources Inc.	One	One	One
10% Holder

ITEM 11.          EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers as that term is defined in Item 402(m)(2) of Regulation S-K, during our fiscal years ended November 30, 2010 and 2009:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Richard W. Donaldson(1) CEO, CFO, President, Secretary, Treasurer, Director & Director of MAC	2010 2009	- -	- -	- -	- -	- -	- -	12,000 12,000	12,000 12,000

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Don Archibald(2) Director of MAC	2010 2009	- -	- -	- -	- -	- -	- -	12,000 12,000	12,000 12,000
David K. Ryan(3) Director of MAC and sole officer and director of Clisbako	2010 2009	- -	- -	- -	- -	- -	- -	12,000 12,000	12,000 12,000

Notes:

(1)	We accrue $1,000 per month for Mr. Donaldson acting as a director of Magellan Acquisition Corp. (“MAC”), our wholly owned subsidiary.
(2)	We have paid or accrued $1,000 per month for Mr. Archibald acting as a director of MAC.
(3)	We have paid $1,000 per month for Mr. Ryan acting as a director of MAC.

Outstanding Equity Awards At Fiscal Year-End

We have not issued any outstanding equity awards since our inception.

Compensation of Directors

During the year ended November 30, 2010, we did not pay or accrue any compensation to Mr. Wilson, a member of our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

As at November 30, 2010, we had no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Subsequent to our fiscal year ended November 30, 2010, we adopted our 2011 Stock Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2011 Plan allows us to grant options to our officers, directors and employees. In addition, we may grant options to individuals who act as our consultants, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 5,500,000 shares of our common stock are available for issuance under the 2011 Plan.

The 2011 Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2011 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2011 Plan must be approved by our stockholders within 12 months of its adoption. The 2011 Plan has not been approved by our stockholders.

Non-qualified stock options granted under the 2011 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Options granted under the 2011 Plan are non-transferable, other than by will or the laws of descent and distribution.

The 2011 Plan terminates on March 1, 2021, unless sooner terminated by action of our Board of Directors. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the 2011 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 10, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Richard W. Donaldson Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	23,975,000(2) (direct)	41.2%
Common Stock	Bryan H. Wilson Director	1,000,000(2) (direct)	1.7%
Common Stock	All Officers and Directors as a Group (2 persons)	23,975,000	41.2%
5% STOCKHOLDERS
Common Stock	Richard W. Donaldson P.O. Box 230, Town Plaza Leeward Highway, Providenciales Turks & Caicos Islands, BWI	23,975,000(2) (direct)	41.2%
Common Stock	Bako Resources Inc. Suite 950, 650 W. Georgia St. Vancouver, BC V6B 4N8	6,090,000 (direct)	10.5%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 10, 2011. As of March 10, 2011, there were 58,264,344 shares of our common stock issued and outstanding.

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

On December 16, 2008, we entered into a purchase agreement (the “Purchase Agreement”) with Bako Resources Inc. (“Bako”), a British Columbia company that is a holder of more than five percent (5%) of our common stock. Under the terms of the Purchase Agreement, our wholly owned British Columbian subsidiary, Clisbako Minerals Inc., acquired a 100% interest in ten mineral claims located 80 miles west of Quesnel, British Columbia, Canada (the “Clisbako Property”). In consideration of the Clisbako Property we issued to Bako 2,000,000 pre-split shares (6,000,000 post-split shares) of our common stock and a non-interest bearing promissory note in the amount of CDN $70,000 (“Property Payment”) payable on June 30, 2009. On July 23, 2009, we entered into an extension agreement with Bako to extend the due date of the Property Payment to December 31, 2009. In consideration of the extension, we issued 60,000 post-split shares of our common stock to Bako. On January 21, 2010, we entered into a second extension agreement with Bako, whereby Bako agreed to extend the due date of the Property Payment payable to Bako from December 31, 2009 to February 15, 2010. In consideration of the extension, we issued to Bako 10,000 post-split shares of our common stock. On March 15, 2010, we entered into a third extension agreement dated for reference February 15, 2009 with Bako whereby Bako agreed to extend the due date of the Property Payment to June 30, 2010. In consideration of the extension, we agreed to pay CDN $5,000 of the promissory note and issue to Bako 20,000 shares of our common stock. On September 17, 2010, we paid $50,000 CDN of the promissory note and pursuant to a verbal agreement have agreed to extend the balance of the promissory note, being $15,000 CDN, to December 31, 2010.

As at November 30, 2010, we were indebted to Kahala Financial Corp., a company controlled by Mr. Donaldson, our sole executive officer and director, in the principal amount of $20,000. The loan is unsecured and bears an interest at a rate of 10% per annum and is due on demand. As at November 30, 2010, a total of $5,901 of interest has accrued in respect of the above loan.

Director Independence

Our common stock is quoted on the OTCQB, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also or has been an executive officer or employee of the corporation. In applying the definition, we have determined that Bryan H. Wilson is our sole independent director. Mr. Donaldson does not qualify as an independent member of our Board of Directors.

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

	Year Ended November 30, 2010	Year Ended November 30, 2009
Audit Fees	$41,726	$28,267
Audit-Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$41,726	$28,267

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(5)

3.3	Bylaws, as amended.(1)

4.1	Specimen Stock Certificate.(1)

10.1	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)

10.2	Purchase Agreement dated December 15, 2008 among Magellan Acquisition Corp., Solfotara Mining Corp. and Magellan Copper and Gold plc (Magellan Singapore Subsidiaries).(4)

10.3	Purchase Agreement dated December 16, 2008 between the Company and Bako Resources Inc. (Clisbako Property).(4)

10.4	Extension Agreement dated July 23, 2009 between the Company and Bako Resources Inc.(7)

10.5	Assignment Agreement dated May 29, 2009 among the Company, Portal Resources US Inc. and Portal Resources Ltd. (Golden Snow Project, Fish Project and CPG Project)(6)

10.6	Agreement dated for reference November 2, 2009 executed on January 19, 2010 between the Company and Agus Abidin (Manado Gold Property).(8)

10.7	Second Extension Agreement dated January 21, 2010 between the Company and Bako Resources Inc.(Clisbako Property).(9)

10.8	Extension Agreement Dated January 21, 2010 between the Company and Agus Abidin (Manado Gold Property).

10.9	Option agreement dated February 5, 2010 between the Company and Larry Sostad (June Claims). (8)

10.10	Third Extension Agreement dated March 15, 2010 between the Company and Bako Resources Inc. (Clisbako Property).(10)

10.11	Second Extension Agreement Dated March 29, 2010 between the Company and Agus Abidin (Manado Gold Property).(11)

10.12	Loan Agreement dated January 11, 2010 between the Company and Laverne Assets Group Corp.(12)

Exhibit
Number	Description of Exhibits

10.12	Agreement dated for reference April 23, 2010 executed on April 28, 2010 between the Company and Bull and Bear Financial Report.(13)

10.13	Option Agreement dated July 23, 2010 between the Clisbako Minerals Inc. and Interior Plateau Mining Corp.(14)

10.14	Assignment Agreement dated August 24, 2010 between the Company and Manado Gold Corp.(15)

10.15	Option Agreement dated for September 15, 2010 between Clisbako Minerals Inc. and Manado Gold Corp.(16)

10.16	Extension Agreement dated November 30, 2010 between the Company and Manado Gold Corp.

10.17	2011 Stock Option Plan.(17)

14.1	Code of Ethics.(3)

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2008.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2009.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2009.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 21, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 26, 2010.
(10)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 16, 2010.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2010.
(12)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on April 19, 2010.
(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2010.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 10, 2010.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 30, 2010.
(16)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on October 20, 2010.
(17)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENGRAM CORPORATION

Date:	March 15, 2011	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 15, 2011	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)
Director

Date:	March 15, 2011	By:	/s/ Bryan H. Wilson
BRYAN H. WILSON
Director