Form 10-Q
period 2011-02-28
PENGRAM CORP
filed 2011-04-19
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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
[ x ]Yes [ ] No

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
Yes[ ] No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 18, 2011, the Issuer had 58,264,344 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2011 are not necessarily indicative of the results that can be expected for the year ending November 30, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Pengram” and the “Company” mean Pengram Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PENGRAM CORPORATION
(An Exploration Stage Company)

FIRST QUARTER CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 28	NOVEMBER 30
	2011	2010

ASSETS

Current
Cash	$1,028	$353
Total Current Assets	1,028	353

Long-term Investment (Note 3)	10,367	10,367
Mineral Property Acquisition Costs (Note 4)	396,887	412,875

Total Assets	$408,282	$423,595

LIABILITIES

Current
Accounts payable and accrued liabilities	$384,336	$340,915
Amounts due to related parties (Note 11)	59,510	49,000
Amount due to shareholder	1,920	1,920
Promissory notes payable (Notes 4 and 5)	83,486	96,248
Promissory notes payable to related parties (Note 6)	26,395	25,901
Loan payable (Note 7)	7,148	7,015
Unit subscriptions received (Note 9)	14,965	14,965
Total Current Liabilities	577,760	535,964

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 10)
Authorized: 100,000,000 preferred stock with a par value of $0.001 per share 300,000,000 common voting stock with a par value of $0.001 per share

Issued: 58,264,344 at February 28, 2011 and 57,737,144 common shares as at November 30, 2010	58,264	57,737
Units and Share Subscriptions Received In Advance	-	26,360
Additional Paid-In Capital	869,285	851,852
Share Purchase Warrants (Note 10)	30,150	21,750
Deficit Accumulated During The Exploration Stage	(1,127,177)	(1,070,068)
Total Stockholders’ Deficiency	(169,478)	(112,369)

Total Liabilities And Stockholders’ Deficiency	$408,282	$423,595

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE		INCEPTION
	MONTHS		APRIL 28
	ENDED		2006 TO
	FEBRUARY 28		FEBRUARY 28
	2011	2010	2011

Expenses
Bank charges and interest	$3,149	$5,212	$44,206
Consulting fees	12,300	-	43,776
Depreciation	-	126	1,516
Filing and regulatory	1,223	879	19,703
Finance charges	-	22,603	137,500
Incorporation costs	-	-	3,382
Investor relations	-	-	15,800
Management fees	9,000	9,000	137,600
Mineral property exploration costs (recovery)	(2,393)	1,569	97,354
Office and administrative	5,623	3,420	71,936
Professional fees	27,845	33,051	543,034
Recovery on mineral property	-	-	(18,377)
Travel	-	-	16,341
Website design	362	3,500	4,406
Write-off of mineral property costs	-	-	9,000

Net Loss For The Period	$(57,109)	$(79,360)	$(1,127,177)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	57,795,722	54,207,144

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
	THREE		INCEPTION
	MONTHS		APRIL 28
	ENDED		2006 TO
	FEBRUARY 28		FEBRUARY 28
	2011	2010	2011

Cash Provided By (Used In):
Operating Activities
Net loss for the period	$(57,109)	$(79,360)	$(1,127,177)
Adjustment for items not affecting cash:
Depreciation	-	126	1,516
Finance charges on convertible notes	-	22,603	137,500
Foreign exchange	-	671	11,369
Recovery of mineral property	-	-	(18,377)
Accrued interest expense	3,026	5,003	41,311
Write-off of mineral property costs	-	-	9,000
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	42,871	27,449	359,664
Amounts due to related parties	10,510	6,000	59,510
	(702)	(17,508)	(525,684)
Investing Activities
Advances	-	-	(10,367)
Mineral property acquisition costs	-	(38,000)	(84,075)
Recovery of mineral property costs	15,988	-	133,065
Purchase of computer equipment	-	-	(1,516)
	15,988	(38,000)	37,107
Financing Activities
Issuance of convertible notes	-	-	137,500
Issuance of common stock	-	-	278,981
Finder’s fees	-	-	(5,042)
Units and share subscriptions received in advance	-	10,000	43,825
Advance on promissory note payable	-	75,000	75,000
Repayment of promissory note	(14,611)	-	(67,969)
Promissory note payable to related party	-	-	27,000
Repayment of promissory notes payable to related parties	-	-	(7,000)
Advance on loan payable	-	-	5,390
Advance on amount due to shareholder	-	-	1,920
	(14,611)	85,000	489,605

Increase In Cash	675	29,492	1,028

Cash, Beginning Of Period	353	3,711	-

Cash, End Of Period	$1,028	$33,203	$1,028

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$400
Income taxes	$-	$-	$-

Non-Cash Financing And Investing Activities
Shares received from Solfotara Minerals Corp. (Note 3)	$-	$-	$10,367
Shares issued for mineral property acquisition costs (Note 4)	$-	$-	$379,900
Promissory note payable for mineral property acquisition costs (Note 4)	$-	$-	$56,600
Shares issued on conversion of convertible note (Note 10)	$-	$-	$137,500
Shares issued from funds received in advance (Note 10)	$26,360	$-	$26,360

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION APRIL 28, 2006 TO FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

						DEFICIT
						ACCUMULATED
			SHARE			DURING
			SUBSCRIPTIONS	ADDITIONAL	SHARE	THE
	COMMON STOCK		RECEIVED	PAID-IN	PURCHASE	EXPLORATION
	SHARES	AMOUNT	IN ADVANCE	CAPITAL	WARRANTS	STAGE	TOTAL

June 19, 2006 – stock issued for cash at $0.001	27,000,000	$27,000	$-	$(18,000)	$-	$-	$9,000
Stock issued for cash at $0.01 in private placement	17,997,144	17,997	-	101,984	-	-	119,981
Net loss for the period	-	-	-	-	-	(20,112)	(20,112)
Balance, November 30, 2006	44,997,144	44,997	-	83,984	-	(20,112)	108,869

Net loss for the year	-	-	-	-	-	(108,384)	(108,384)
Balance, November 30, 2007	44,997,144	44,997	-	83,984	-	(128,496)	485

September 4, 2008 – units issued for cash at $0.03	3,000,000	3,000	-	41,300	35,700	-	80,000
Net loss for the year	-	-	-	-	-	(139,039)	(139,039)
Balance, November 30, 2008	47,997,144	47,997	-	125,284	35,700	(267,535)	(58,554)

Stock issued for mineral property	6,000,000	6,000	-	294,000	-	-	300,000
Relative fair value allocation of convertible notes	-	-	-	90,021	47,479	-	137,500
Stock issued under assignment agreement	150,000	150	-	37,350	-	-	37,500
Stock issued pursuant to extension agreement	60,000	60	-	35,940	-	-	36,000
Share subscriptions received in advance	-	-	2,500	-	-	-	2,500
Net loss for the year	-	-	-	-	-	(375,580)	(375,580)
Balance, November 30, 2009	54,207,144	54,207	2,500	582,595	83,179	(643,115)	79,366

Units issued for cash at $0.10	600,000	600	-	37,650	21,750	-	60,000
Finder’s fees	-	-	-	(5,042)	-	-	(5,042)
Exercise of warrants	150,000	150	(2,500)	12,350	-	-	10,000
Expiry of warrants	-	-	-	83,179	(83,179)	-	-
Conversion of convertible notes	2,750,000	2,750	-	134,750	-	-	137,500
Stock issued under assignment agreement	30,000	30	-	6,370	-	-	6,400
Share subscriptions received in advance	-	-	26,360	-	-	-	26,360
Net loss for the year	-	-	-	-	-	(426,953)	(426,953)
Balance, November 30, 2010	57,737,144	57,737	26,360	851,852	21,750	(1,070,068)	(112,369)

Units issued for cash at $0.05	527,200	527	(26,360)	17,433	8,400	-	-
Net loss for the period	-	-	-	-	-	(57,109)	(57,109)

Balance, February 28, 2011	58,264,344	$58,264	$-	$869,285	$30,150	$(1,127,177)	$(169,478)

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments, all of which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the interim consolidated financial position of Pengram Corporation (“the Company”) and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2010. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended November 30, 2010, has been omitted. The results of operations for the three month period ended February 28, 2011 are not necessarily indicative of results for the entire fiscal year ending November 30, 2011.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,127,177 for the period from April 28, 2006 (inception) to February 28, 2011, and has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FEBRUARY 28, 2011
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

FEBRUARY 28, 2011
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

The Company’s financial instruments include cash, accounts payable and accrued liabilities, amounts due to related parties, amount due to shareholder, promissory notes payable, promissory notes payable to related parties, loan payable and convertible notes. All such instruments are carried at cost, which, due to the short maturity of these financial instruments, approximate fair value at February 28, 2011.

	h)	Foreign Currency Translation

The Company’s functional currency is the US dollar. Transactions in a foreign currency are translated into U.S. dollars as follows:

		i)	monetary items are translated at the exchange rate prevailing at the balance sheetdate;
		ii)	non-monetary items are translated at the historical exchange rate;
		iii)	revenue and expense items are translated at the average rate in effect during the applicable accounting period.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
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

The following outstanding share purchase warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	FEBRUARY 28	NOVEMBER 30
	2011	2010

Share purchase warrants	1,127,200	600,000

k)	Income Taxes

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

FEBRUARY 28, 2011
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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three month period ended February 28, 2011.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	p)	Fair Value of Financial Instruments (Continued)

The following table presents information about the Company’s financial instruments that have been measured at fair value as of February 28, 2011, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	FEBRUARY 28	MARKETS	INPUTS	INPUTS
DESCRIPTION	2011	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)

Assets:
Cash	$1,028	$1,028	$-	$-
Assets measured at fair value at February 28, 2011	$1,028	$1,028	$-	$-

q)	Recent Accounting Pronouncements

In April 2010, the FASB provided an update to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. This standard is effective for fiscal years beginning after December 15, 2010, and for subsequent interim and annual reporting periods thereafter. The Company does not expect the adoption of this standard to have a significant effect on the Company's results of operations or financial position.

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

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	q)	Recent Accounting Pronouncements (Continued)

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption did not have a material impact on the Company’s financial position or results of operations.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

3.	LONG-TERM INVESTMENT

In the year ended November 30, 2009, the Company received 250,000 common shares in Solfotara Minerals Corp. (“Solfotara”), a private Canadian company as consideration for transferring its interest in an option agreement to Solfotara. The total value attributed to the common stock received from Solfotara was $10,367.

4.	MINERAL PROPERTY ACQUISITION COSTS

					RECOVERY
	NOVEMBER 30		ABANDONED,		RECOGNIZED	FEBRUARY 28
	2010	ADDITIONS	IMPAIRED	RECOVERY	AS INCOME	2011
Mineral Property

Clisbako claims (a)	$350,350	$-	$-	$(15,988)	$-	$334,362
Eureka claims (b)	62,525	-	-	-	-	62,525

	$412,875	$-	$-	$(15,988)	$-	$396,887

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

					RECOVERY
	NOVEMBER 30		ABANDONED,		RECOGNIZED	NOVEMBER 30
	2009	ADDITIONS	IMPAIRED	RECOVERY	AS INCOME	2010
Mineral Property

Clisbako claims (a)	$392,600	$6,400	$-	$(48,650)	$-	$350,350
Eureka claims (b)	47,500	15,025	-	-	-	62,525
Manado Gold claims (c)	-	50,050	-	(68,427)	18,377	-
June claims (d)	-	3,000	(3,000)	-	-	-

	$440,100	$74,475	$(3,000)	$(117,077)	$18,377	$412,875

a)	Clisbako Claims

On December 16, 2008, the Company entered into a purchase agreement to acquire an undivided 100% interest in a group of ten mineral claims (collectively known as the “Clisbako” claims) located in the Cariboo Mining Division of British Columbia, Canada. Consideration for the claims was 6,000,000 shares (issued – see Note 10(a)) of the Company’s common stock with a value of $300,000 and the issuance to the vendor of a promissory note in the amount of CDN$70,000 (to US$56,600 payable June 30, 2009. On July 23, 2009, the Company reached an agreement with the vendor to extend the deadline of the CDN$70,000 mineral property payment (“Property Payment”) to December 31, 2009. In consideration of the extension of the deadline, the Company issued 60,000 common shares to the vendor with a fair value of $36,000.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	a)	Clisbako Claims (Continued)

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

	(b)	a further $50,000 on or before February 28, 2011 (paid CDN$16,000 or US$15,988; an additional CDN$24,000 paid subsequent to February 28, 2011); and

	(c)	a further $50,000 on or before April 30, 2011.

2.	Issuing an aggregate of 600,000 Shares to CMI as follows:

	(a)	100,000 Shares on or before September 15, 2011;

	(b)	a further 200,000 Shares on or before September 15, 2012; and

	(c)	a further 300,000 Shares on or before September 15, 2013.

3.	Incurring Exploration Expenditures of CDN$650,000 on the Clisbako Property as follows:

	(a)	CDN$100,000 on or before September 15, 2011;

	(b)	a further CDN$300,000 on or before September 15, 2012; and

	(c)	a further CDN$250,000 on or before September 15, 2013.

Manado Gold Corp. will also be responsible to make all government payments required to keep the claims in good standing.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	b)	Eureka Claims

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	c)	Manado Gold Claims (Continued)

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

c)	Manado Gold Claims (Continued)

In August 2010, the Company entered into an agreement with Manado Gold Corp. (”the Assignee”) to assign a 75% undivided interest in the original option agreement. The consideration for the assignment is:

a)	The reimbursement by the Assignee of $80,000 in expenditures incurred by the Company in connection with the original option agreement payable as follows:

(i)	$40,000 on execution of this Agreement (received);
(ii)	$40,000 on or before September 15, 2010 ($28,427 received as at February 28, 2011).

b)	The Assignee incurring expenditures to complete exploration on or place into production the Manado Gold Property as follows:

(i)	$250,000 within the first year of the Acquisition Agreement;
(ii)	$500,000 prior to the second anniversary of the Acquisition Agreement; and
(iii)	$1,000,000 prior to the third anniversary of the execution of the Acquisition Agreement.

c)	Following completion of the expenditures set out above, the Assignee making the expenditures will complete a scoping study on the Manado Gold Property.

d)	The Assignee will issue 950,000 shares of its common stock to the Company, as follows:

(i)	150,000 shares on execution of the Acquisition Agreement;
(ii)	300,000 shares prior to the first anniversary the Acquisition Agreement; and
(iii)	500,000 shares prior to the second anniversary of the Acquisition Agreement.

e)	The Assignee will make payments to the Concession Owners as follows:

(i)	$75,000 on execution of the Acquisition Agreement;
(ii)	$100,000 on the first anniversary of the execution of the Acquisition Agreement; and
(iii)	$200,000 on the secondanniversary of the execution of the Acquisition Agreement.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

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

As of February 28, 2011, the Company has not entered into the Acquisition Agreement.

Subsequent to the period ended February 28, 2011, the Company received a notice from a party purporting to represent the vendor of the Manado Gold Property. The notice purports to cancel the Company’s rights under the letter agreement dated November 2, 2009. The Company is considering legal action against the vendor. The Company has advanced a total of $50,000 to the vendor.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
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

On February 5, 2010, the Company entered into an option agreement to acquire an undivided 100% interest in a series of mineral claims (collectively known as the “June claims”) situated in the Alberni Mining Division of British Columbia, Canada. Consideration for the claims is as follows:

		i)	Payment of $3,000 due on February 5, 2010 (paid);

		ii)	Payment of $10,000 due on or before May 6, 2010;

		iii)	Payment of $10,000 and the issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2011;

		iv)	Payment of $10,000 and the issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2012;

		v)	Payment of $10,000 and the issuance of 100,000 shares of the Company’s common stock due on or before February 5, 2013.

During the year ended November 30, 2010, the Company abandoned and wrote off all costs incurred with respect to the June property.

5.	PROMISSORY NOTES PAYABLE

a)

On January 11, 2010, the Company entered into a promissory note agreement whereby it borrowed $75,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and repayable on demand. As at February 28, 2011, a total of $8,486 (November 30, 2010 - $6,637) has been accrued as interest on this note.

b)

Pursuant to a purchase agreement to acquire the Clisbako claims outlined in Note 4(a), the Company issued a promissory note in the amount of CDN$70,000 (translated to US$65,913 as at November 30, 2009) payable June 30, 2009. The promissory note is unsecured and free on interest. During the year ended November 30, 2009, the Company reached an agreement with the vendor to extend the deadline of the promissory note to December 31, 2009.

During the year ended November 30, 2010, the Company obtained various extensions from the vendor to postpone the Property Payment. The Company repaid CDN$55,000 on the promissory note. During the three month period ended February 28, 2011, the Company repaid the remaining balance of CDN$15,000 of the promissory note.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

6.	PROMISSORY NOTES PAYABLE TO RELATED PARTIES

On December 19, 2007, the Company entered into a promissory note agreement whereby it borrowed $20,000. The note is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at February 28, 2011, a total of $6,395 (November 30, 2010 - $5,901) has been accrued as interest payable on the loan. During the year ended November 30, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

7.	LOAN PAYABLE

On October 1, 2008, the Company received a loan from an arm’s length party of $10,000. The loan is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. During the year ended November 30, 2009, the Company paid back $4,610 of this balance. As at February 28, 2011, a total of $1,758 (November 30, 2010 - $1,625) has been accrued as interest payable on the loan.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

8.	CONVERTIBLE NOTES (Continued)

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

During the year ended November 30, 2010, the Company recorded as finance charges, $28,964 of amortization (February 28, 2010 - $7,804) of the discount resulting from the allocation of proceeds to the warrants and a further $54,917 (February 28, 2010 - $14,799) of the intrinsic value of the beneficial conversion feature, leaving total unamortized amounts of $Nil (February 28, 2010 - $61,278). The accrued interest of $20,406 remains unpaid as of February 28, 2011 and November 30, 2010, and is included in accounts payable and accrued liabilities.

During the year ended November 30, 2010, the entire principal of $137,500 was converted into 2,750,000 shares of the Company’s common stock.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

9.	UNIT SUBSCRIPTIONS RECEIVED

During the year ended November 30, 2010, the Company received $14,965 in subscription funds in connection with a private placement mentioned above. Due to the provision in the subscription agreements that the subscription funds will constitute non-interest bearing demand loans to the Company in the event the subscriptions are not accepted by the Company, the Company classified the unit subscriptions received in advance as current liabilities.

10.	CAPITAL STOCK

	a)	Common Stock

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

10.	CAPITAL STOCK (Continued)

	a)	Common Stock (Continued)

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
issued 2,750,000 common shares with a value of $137,500 pursuant to the conversion of convertible notes (see Note 8);
issued 30,000 common shares with a value of $6,400 pursuant to an extension to a mineral property purchase agreement (see Note 4);

During the three month period ended February 28, 2011, pursuant to a private placement, the Company issued 527,200 units for proceeds of $26,360. These funds had been received in advance at November 30, 2010. Each unit consists of one common share and one share purchase warrant, each whole warrant entitling the holder thereof to purchase an additional common share at a price of $0.10 for a period of two years.

	b)	Share Purchase Warrants

As at February 28, 2011 share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF	EXERCISE
WARRANTS	PRICE	EXPIRY DATE

500,000	$ 0.15	July 20, 2012
100,000	$ 0.15	August 4, 2012
527,200	$ 0.10	February 18, 2013

1,127,200

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

10.	CAPITAL STOCK (Continued)

	b)	Share Purchase Warrants (Continued)

A summary of changes in share purchase warrants for the periods ended November 30, 2010 and February 28, 2011 is presented below:

	NUMBER OF	WEIGHTED AVERAGE
	WARRANTS	EXERCISE PRICE

Balance, November 30, 2009	4,650,000	$0.05
Granted	600,000	$0.15
Exercised	(150,000)	$(0.083)
Expired	(4,500,000)	$(0.05)

Balance, November 30, 2010	600,000	$0.15
Granted	527,200	$0.10

Balance, February 28, 2011	1,127,200	$0.13

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

The fair value of the warrants issued in connection with the private placement during the three month period ended February 28, 2011 was measured at the award date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 0.78%; expected volatility of 202% and a term of 2 years. Of the total proceeds, $8,400 was allocated to share purchase warrants.

c)	Stock Options

As at February 28, 2011, the Company does not have an incentive stock option plan.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

11.	RELATED PARTY TRANSACTIONS

As of February 28, 2011, the Company is indebted to the following related parties:

i)	Loan payable to a member of the board of directors of MAC of $497 (November 30, 2010 - $Nil);

ii)	Loan payable to a company owned by a member of the board of directors of MAC of $1,013 (November 30, 2010 - $Nil).

The amounts due to the related parties are unsecured, non-interest bearing with no fixed terms of repayment.

During the three months ended February 28, 2011, the Company paid or accrued $9,000 (2010 - $9,000) for management fees to the board of directors of MAC.

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

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

13.	SEGMENT INFORMATION

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

February 28, 2011
USA	$-	$62,525
Canada	-	334,362
	$-	$396,887

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

November 30, 2010
USA	$-	$62,525
Canada	-	350,350

	$-	$412,875

14.	SUBSEQUENT EVENTS

a)

Subsequent to February 28, 2011, the Company entered into three promissory note agreements whereby it borrowed $70,000 from two arms’ length parties and $12,000 from a related party. Each note bears interest at 10% per annum, is unsecured and is repayable on demand.

b)

On March 1, 2011, the Company adopted its 2011 Stock Incentive Plans (the “2011 Plan”). The 2011 Plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. A total of 5,500,000 shares of the Company’s common stock are available for issuance under the Plan. The exercise price must not be less than: (i) 80% of market price of the Company's common stock in respect of non-qualified stock options; and (ii) market price of the Company's common stock in respect of incentive stock options. The options can be granted for a maximum term of 10 years and vest as determined by the Board of Directors.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

14.	SUBSEQUENT EVENT (Continued)

c)

On April 13, 2011, the Company acquired a 30-day exclusive right to negotiate with Development Resources LLC, a Delaware limited liability company, for the acquisition of 54 mineral claims located in Elko County, Nevada. The Company paid $10,000 to Development Resources LLC to acquire the exclusive right.

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

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties. We currently have an option to acquire a 100% interest in certain mineral properties known as the Golden Snow Project in Eureka County, Nevada, the Fish Project in Esmeralda County, Nevada and the CPG Project in Mineral County, Nevada (collectively, the “Eureka Optioned Properties).

We also hold a 100% interest in ten contiguous mineral claims covering an area of approximately 3,388 hectares (the “Clisbako Property”) located in the Interior Plateau Region of north central British Columbia. On September 15, 2010, Clisbako Minerals Inc. (“Clisbako”) entered into an option agreement (the “Clisbako Option Agreement”) with Manado Gold Corp. (“Manado Corp.”) whereby we granted Manado Corp. the sole and exclusive right and option to acquire a 75% undivided interest in the Clisbako Property. Under the terms of the Clisbako Option Agreement, Manado Corp. will exercise its option upon paying Clisbako Inc. an aggregate of USD $150,000, issuing 600,000 shares of Manado Corp.’s common stock and incurring CAD $650,000 in exploration expenditures on the Clisbako Property in stages over a three year period.

We previously held an option to acquire the Manado Gold Property located 50 miles south of Manado in northern Sulawesi, Indonesia. On April 10, 2011, we received a notice from a party purporting to represent Agus Abidin, the vendor of the Manado Gold Property. The notice purports to cancel our rights under the letter agreement dated November 2, 2009 (the "Agreement") alleging that we failed to meet the requirements under the Agreement. Under the terms of the Agreement, we had elected to exercise our right to enter into a formal agreement to acquire the Manado Gold Property; however, the vendor, Mr. Abidin, had not met legal requirements to convert the tenures under which the Manado Gold Property is held into the new form of tenure required by the new Indonesian mining laws which is necessary to permit us to acquire our interest. Despite numerous requests by us to Mr. Abidin and his representatives, this was never accomplished by him. Because of the delays on the part of the vendor, we had already determined to focus on our North American properties. Based on the notice received, we are now considering legal action against the vendor. We have advanced a total of $50,000 to the vendor.

Based on the potential and current state of development, we have decided to focus our resources on the Eureka Optioned Properties.

RECENT CORPORATE DEVELOPMENTS

We experienced the following corporate developments since the filing of our Annual Report on Form 10-K for the fiscal year ended November 30, 2010:

1.	On April 10, 2011, we received a notice to cancel our rights to the Manado Gold Property. See “Overview” above.

2.

On April 13, 2011, we acquired a 30-day exclusive right to negotiate with Development Resources LLC, a Delaware limited liability company, for the acquisition of 54 mineral claims located in Elko County, Nevada. We paid $10,000 to Development Resources LLC to acquire the exclusive right.

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

As at February 28, 2011, we had $1,028 cash on hand. Accordingly, we have insufficient cash on hand to proceed with our exploration on the Golden Snow Project, Fish Project and CPG Project, and meet our ongoing operating costs. As such, we will require substantial financing in order to meet our obligations. There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended	Three Months Ended	Percentage
	February 28, 2011	February 28, 2010	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(57,109)	(79,360)	(28.0)%
Net Loss	$(57,109)	$(79,360)	(28.0)%

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

Expenses

Our operating expenses for the three months ended February 28, 2011 and 2010 consisted of the following:

	Three Months Ended	Three Months Ended	Percentage
	February 28, 2011	February 28, 2010	Increase / (Decrease)
Bank charges and interest	$3,149	$5,212	(39.6)%
Consulting Fees	12,300	-	100%
Depreciation Expense	-	126	(100)%
Filing and Regulatory	1,223	879	39.1%
Finance Charges	-	22,603	(100)%
Management Fees	9,000	9,000	0.0%
Mineral Property Exploration	(2,393)	1,569	(252.5)%
Costs
Office and Administrative	5,623	3,420	64.4%
Professional Fees	27,845	33,051	(15.8)%
Website Costs	362	3,500	(89.7)%
Total Operating Expenses	$57,109	$79,360	(28.0)%

Our operating expenses decreased from $79,360, during the three months ended February 28, 2010, to $57,109 during the three months ended February 28, 2011. The decrease in our operating expenses was primarily a result of decreased bank charges and interest, finance charges, mineral property exploration costs, professional fees and website costs. This decrease was partially offset by increases in consulting fees, filing and regulatory fees and office and administrative.

Management fees relate to fees paid or accrued to the directors of Magellan Acquisition Corp., our wholly owned Nevada subsidiary.

Professional fees primarily relate to costs incurred in connection with meeting our ongoing reporting requirements under the Exchange Act.

Finance fees during the three months ended February 28, 2010 primarily relate to amortization of the discount resulting from the allocation of proceeds to the warrants and the intrinsic value beneficial conversion feature.

We anticipate our operating expenses will increase if we implement our exploration program on our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
		At	Percentage
	At February 28, 2011	November 30, 2010	Increase / (Decrease)
Current Assets	$1,028	$353	191.2%
Current Liabilities	(577,760)	(535,964)	7.8%
Working Capital Deficit	$(576,732)	$(535,611)	7.7%

Cash Flows
	Three Months Ended	Three Months Ended
	February 28, 2011	February 28, 2010
Cash Flows (Used In) Operating Activities	$(702)	$(17,508)
Cash Flows (Used In) From Investing Activities	15,988	(38,000)
Cash Flows (Used In) From Financing Activities	(14,611)	85,000
Increase (Decrease) In Cash During Period	$675	$29,492

The increase in our working capital deficit at February 28, 2011 from our year ended November 30, 2010 is a result of the fact that accounts payable increased due to our lack of capital to meet ongoing expenditures.

Future Financings

As at February 28, 2011, we had $1,028 cash on hand. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the three months ended February 28, 2011 included in this Quarterly Report.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended November 30, 2010 (the “2010 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 28, 2011, we had $1,028 cash on hand and a working capital deficit of $576,732. Our plan of operation calls for significant expenses in order to meet our obligations under the Eureka Properties Option Agreement. There is no guarantee that we will exercise our option.

Our Board of Directors have approved a private placement offering of up to 3,000,000 units (the “Units”) at a price of $0.05 per Unit for gross proceeds of up to $150,000. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a period of one year following the date of issuance at an exercise price equal to $0.10 per share. This offering of Units is being made to investors who are not “U.S. Persons” as defined in Regulation S. To date, we have issued 527,200 units for proceeds of $26,360 under this offering. There are no assurances that any additional units will be sold under this offering.

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

We have a cumulative net loss of $1,127,177 for the period from our inception on April 28, 2006 to February 28, 2011, and have no revenues to date. Our future is dependent upon our ability to obtain additional financing. Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our former auditor's comments when determining if an investment in us is suitable.

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

There is no assurance that we will be able to exercise our option to acquire the Eureka Optioned Properties.

In order to exercise our option to acquire the Eureka Optioned Properties, we are required to make a series of cash payments and meet the annual claim maintenance fees. In order to meet these payments we will need to obtain substantial financing. If we are unable to meet these payments, we will lose our options to acquire these properties.

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

We are currently offering units (common stock and share purchase warrants) for gross proceeds of up to $150,000. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, the interests of existing shareholders will be diluted.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(5)
3.3	Bylaws, as amended. (1)
4.1	Specimen Stock Certificate. (1)
10.1	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)
10.2	Purchase Agreement dated December 15, 2008 among Magellan Acquisition Corp., Solfotara Mining Corp. and Magellan Copper and Gold plc (Magellan Singapore Subsidiaries).(4)

Exhibit
Number	Description of Exhibits
10.3	Purchase Agreement dated December 16, 2008 between the Company and Bako Resources Inc. (Clisbako Property). (4)
10.4	Extension Agreement dated July 23, 2009 between the Company and Bako Resources Inc. (7)
10.5	Assignment Agreement dated May 29, 2009 among the Company, Portal Resources US Inc. and Portal Resources Ltd. (Golden Snow Project, Fish Project and CPG Project) (6)
10.6	Agreement dated for reference November 2, 2009 executed on January 19, 2010 between the Company and Agus Abidin (Manado Gold Property). (8)
10.7	Second Extension Agreement dated January 21, 2010 between the Company and Bako Resources Inc. (Clisbako Property). (9)
10.8	Extension Agreement Dated January 21, 2010 between the Company and Agus Abidin (Manado Gold Property).
10.9	Option agreement dated February 5, 2010 between the Company and Larry Sostad (June Claims). (10)
10.10	Third Extension Agreement dated March 15, 2010 between the Company and Bako Resources Inc. (Clisbako Property).(11)
10.11	Second Extension Agreement Dated March 29, 2010 between the Company and Agus Abidin (Manado Gold Property).(12)
10.12	Loan Agreement dated January 11, 2010 between the Company and Laverne Assets Group Corp. (13)
10.12	Agreement dated for reference April 23, 2010 executed on April 28, 2010 between the Company and Bull and Bear Financial Report.(14)
10.13	Option Agreement dated July 23, 2010 between the Clisbako Minerals Inc. and Interior Plateau Mining Corp.(15)
10.14	Assignment Agreement dated August 24, 2010 between the Company and Manado Gold Corp.(16)
10.15	Option Agreement dated for September 15, 2010 between Clisbako Minerals Inc. and Manado Gold Corp.(17)
10.16	Extension Agreement dated November 30, 2010 between the Company and Manado Gold Corp.(19)
10.17	2011 Stock Option Plan.(18)
14.1	Code of Ethics. (3)
21.1	List of Subsidiaries.(19)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2008.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2009.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2009.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 21, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 26, 2010.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 11, 2010.
(11)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 16, 2010.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2010.
(13)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on April 19, 2010.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2010.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 10, 2010.
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 30, 2010.
(17)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on October 20, 2010.
(18)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2011.
(19)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENGRAM CORPORATION

Date:	April 19, 2011	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Accounting Officer)