Form 10-Q
period 2011-05-31
PENGRAM CORP
filed 2011-07-20
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 13, 2011, the Issuer had 58,264,344 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended May 31, 2011 are not necessarily indicative of the results that can be expected for the year ending November 30, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Pengram” and the “Company” mean Pengram Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PENGRAM CORPORATION
(An Exploration Stage Company)

SECOND QUARTER INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

SIX MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	NOVEMBER 30
	2011	2010

ASSETS

Current
Cash	$15,938	$353
Total Current Assets	15,938	353

Long-term Investment (Note 3)	10,367	10,367
Mineral Property Acquisition Costs (Note 4)	372,271	412,875

Total Assets	$398,576	$423,595

LIABILITIES

Current
Accounts payable and accrued liabilities	$321,412	$340,915
Amounts due to related parties (Note 11)	51,121	49,000
Amount due to shareholder	1,920	1,920
Promissory notes payable (Notes 4 and 5)	147,212	96,248
Promissory notes payable to related parties (Note 6)	33,109	25,901
Loan payable (Note 7)	5,676	7,015
Unit subscriptions received (Note 9)	14,965	14,965
Total Current Liabilities	575,415	535,964

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 10)
Authorized: 100,000,000 preferred stock with a par value of $0.001 per share 300,000,000 common voting stock with a par value of $0.001 per share

Issued: 58,264,344 at May 31, 2011 and 57,737,144 common shares as at November 30, 2010	58,264	57,737
Units and Share Subscriptions Received In Advance	-	26,360
Additional Paid-In Capital	869,285	851,852
Share Purchase Warrants (Note 10)	30,150	21,750
Deficit Accumulated During The Exploration Stage	(1,134,538)	(1,070,068)
Total Stockholders’ Deficiency	(176,839)	(112,369)

Total Liabilities And Stockholders’ Deficiency	$398,576	$423,595

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE		SIX		INCEPTION
	MONTHS		MONTHS		APRIL 28
	ENDED		ENDED		2006 TO
	MAY 31		MAY 31		MAY 31
	2011	2010	2011	2010	2011

Expenses
Bank charges and interest	$4,253	$6,076	$7,402	$11,288	$48,459
Consulting fees	14,050	-	26,350	-	57,826
Depreciation expense	-	126	-	252	1,516
Filing and regulatory	744	170	1,967	1,049	20,447
Finance charges	-	23,106	-	45,709	137,500
Incorporation costs	-	-	-	-	3,382
Investor relations	-	1,000	-	1,000	15,800
Management fees	9,000	9,000	18,000	18,000	146,600
Mineral property exploration costs	28,512	-	26,119	1,569	125,866
Office and administrative	5,479	6,209	11,102	9,629	77,415
Professional fees	55,411	48,949	83,256	82,000	598,445
Recovery on mineral property	-	-	-	-	(18,377)
Travel	-	-	-	-	16,341
Website design	682	-	1,044	3,500	5,088
Write-off of mineral property costs	-	3,000	-	3,000	9,000

Loss Before Other Income	(118,131)	(97,636)	(175,240)	(176,996)	(1,245,308)

Other Income
Dividend income (Note 3)	115,909	-	115,909	-	115,909
Loss on settlement of debt (Note 3)	(9,509)	-	(9,509)	-	(9,509)
Unrealized gain on marketable securities (Note 3)	4,370	-	4,370	-	4,370

Net Loss For The Period	$(7,361)	$(97,636)	$(64,470)	$(176,996)	$(1,134,538)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	58,264,344	54,427,905	58,032,608	54,327,419

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	SIX		CUMULATIVE
	MONTHS		PERIOD FROM
	ENDED		INCEPTION APRIL 28
	MAY 31		2006 TO MAY 31
	2011	2010	2011

Cash Provided By (Used In):
Operating Activities
Net loss for the period	$(64,470)	$(176,996)	$(1,134,538)
Adjustment for items not affecting cash:
Depreciation	-	252	1,516
Finance charges on convertible notes	-	45,709	137,500
Foreign exchange	-	438	11,369
Recovery of mineral property	-	-	(18,377)
Accrued interest expense	6,887	10,999	45,172
Write-off of mineral property costs	-	3,000	9,000
Dividend income	(115,909)	-	(115,909)
Loss on settlement of dept	9,509	-	9,509
Unrealized gain of marketable securities	(4,370)	-	(4,370)
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	43,934	57,452	360,727
Amounts due to related parties	16,511	12,000	65,511
Prepaid expenses	-	(11,057)	-
	(107,908)	(58,203)	(632,890)
Investing Activities
Advances	-	-	(10,367)
Mineral property acquisition costs	-	(42,878)	(84,075)
Recovery of mineral property costs	40,604	-	157,681
Purchase of computer equipment	-	-	(1,516)
	40,604	(42,878)	61,723
Financing Activities
Issuance of convertible notes	-	-	137,500
Issuance of common stock	-	-	278,981
Finder’s fees	-	(5,042)	(5,042)
Units and share subscriptions received in advance	-	67,450	43,825
Advance on promissory note payable	85,500	75,000	160,500
Repayment of promissory note	(14,611)	-	(67,969)
Promissory note payable to related party	12,000	-	39,000
Repayment of promissory notes payable to related parties	-	-	(7,000)
Advance on loan payable	-	-	5,390
Advance on amount due to shareholder	-	-	1,920
	82,889	137,408	587,105

Increase In Cash	15,585	36,327	15,938
Cash, Beginning Of Period	353	3,711	-
Cash, End Of Period	$15,938	$40,038	$15,938

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$400
Income taxes	$-	$-	$-

Non-Cash Financing And Investing Activities
Shares received from Solfotara Minerals Corp. (Note 3)	$-	$-	$10,367
Shares issued for mineral property acquisition costs (Note 4)	$-	$6,400	$379,900
Promissory note payable for mineral property acquisition costs (Note 4)	$-	$-	$56,600
Shares issued on conversion of convertible note (Note 10)	$-	$10,000	$137,500
Shares issued from funds received in advance (Note 10)	$26,360	$-	$26,360
Marketable securities transferred for settlement debt (Note 3)	$110,770	$-	$110,770

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION APRIL 28, 2006 TO MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

						DEFICIT
						ACCUMULATED
			SHARE			DURING
			SUBSCRIPTIONS	ADDITIONAL	SHARE	THE
	COMMON STOCK		RECEIVED	PAID-IN	PURCHASE	EXPLORATION
	SHARES	AMOUNT	IN ADVANCE	CAPITAL	WARRANTS	STAGE	TOTAL

June 19, 2006 – stock issued for cash at $0.001	27,000,000	$27,000	$-	$(18,000)	$-	$-	$9,000
Stock issued for cash at $0.01 in private placement	17,997,144	17,997	-	101,984	-	-	119,981
Net loss for the period	-	-	-	-	-	(20,112)	(20,112)
Balance, November 30, 2006	44,997,144	44,997	-	83,984	-	(20,112)	108,869

Net loss for the year	-	-	-	-	-	(108,384)	(108,384)
Balance, November 30, 2007	44,997,144	44,997	-	83,984	-	(128,496)	485

September 4, 2008 – units issued for cash at $0.03	3,000,000	3,000	-	41,300	35,700	-	80,000
Net loss for the year	-	-	-	-	-	(139,039)	(139,039)
Balance, November 30, 2008	47,997,144	47,997	-	125,284	35,700	(267,535)	(58,554)

Stock issued for mineral property	6,000,000	6,000	-	294,000	-	-	300,000
Relative fair value allocation of convertible notes	-	-	-	90,021	47,479	-	137,500
Stock issued under assignment agreement	150,000	150	-	37,350	-	-	37,500
Stock issued pursuant to extension agreement	60,000	60	-	35,940	-	-	36,000
Share subscriptions received in advance	-	-	2,500	-	-	-	2,500
Net loss for the year	-	-	-	-	-	(375,580)	(375,580)
Balance, November 30, 2009	54,207,144	54,207	2,500	582,595	83,179	(643,115)	79,366

Units issued for cash at $0.10	600,000	600	-	37,650	21,750	-	60,000
Finder’s fees	-	-	-	(5,042)	-	-	(5,042)
Exercise of warrants	150,000	150	(2,500)	12,350	-	-	10,000
Expiry of warrants	-	-	-	83,179	(83,179)	-	-
Conversion of convertible notes	2,750,000	2,750	-	134,750	-	-	137,500
Stock issued under assignment agreement	30,000	30	-	6,370	-	-	6,400
Share subscriptions received in advance	-	-	26,360	-	-	-	26,360
Net loss for the year	-	-	-	-	-	(426,953)	(426,953)
Balance, November 30, 2010	57,737,144	57,737	26,360	851,852	21,750	(1,070,068)	(112,369)

Units issued for cash at $0.05	527,200	527	(26,360)	17,433	8,400	-	-
Net loss for the period	-	-	-	-	-	(64,470)	(64,470)

Balance, May 31, 2011	58,264,344	$58,264	$-	$869,285	$30,150	$(1,134,538)	$(176,839)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments, all of which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the interim consolidated financial position of Pengram Corporation (“the Company”) and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2010. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended November 30, 2010, has been omitted. The results of operations for the six month period ended May 31, 2011 are not necessarily indicative of results for the entire fiscal year ending November 30, 2011.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,134,538 for the period from April 28, 2006 (inception) to May 31, 2011, and has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests (Continued)

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

	d)	Cash

Cash consists primarily of cash on deposit.

	e)	Investments

Investments in securities of publicly traded companies are measured at fair value. Resulting gains or losses are recognized in the statement of operations.

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

The Company’s financial instruments include cash, accounts payable and accrued liabilities, amounts due to related parties, amount due to shareholder, promissory notes payable, promissory notes payable to related parties, loan payable and convertible notes. All such instruments are carried at cost, which, due to the short maturity of these financial instruments, approximate fair value at May 31, 2011.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Use of Estimates

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

The following outstanding share purchase warrants were excluded from the diluted EPS computation as their effect would have been anti-dilutive:

	MAY 31	NOVEMBER 30
	2011	2010

Share purchase warrants	1,127,200	600,000

k)	Income Taxes

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	m)	Asset Retirement Obligations

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six month period ended May 31, 2011.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	p)	Fair Value of Financial Instruments (Continued)

The following table presents information about the Company’s financial instruments that have been measured at fair value as of May 31, 2011, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	MAY 31	MARKETS	INPUTS	INPUTS
DESCRIPTION	2011	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)

Financial Assets:
Cash	$15,938	$15,938	$-	$-
Financial assets measured at fair value at May 31, 2011	$15,938	$15,938	$-	$-

q)	Recent Accounting Pronouncements

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q)	Recent Accounting Pronouncements (Continued)

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	q)	Recent Accounting Pronouncements (Continued)

3.	LONG-TERM INVESTMENT

In the year ended November 30, 2009, the Company received 250,000 common shares in Solfotara Mining Corp. (“Solfotara”), a private Canadian company as consideration for transferring its interest in an option agreement to Solfotara. The total value attributed to the common stock received from Solfotara was $10,367.

Solfotara undertook a corporate reorganization, whereby it spun out a certain project to Copper Development Corporation (“CDC”) in consideration for publicly traded shares in CDC.

These marketable securities were distributed to Solfotara’s shareholders on March 24, 2011. Accordingly, the Company received 209,000 shares in CDC, having a fair value of $115,909. This receipt was recognized as dividend income in the statement of operations.

On April 21, 2011, the Company settled $110,770 of debt by transferring its ownership in the 209,000 CDC shares which had a value of $120,279. The settlement of debt was allocated as follows:

Accounts payable and accured liabilities	$64,448
Amounts due to related parties	14,390
Promissory notes payable	24,459
Promissory notes payable to related parties	5,883
Loan payable	1,590

$110,770

As result of this settlement, the Company recorded a loss on settlement of debt of $9,509 and an unrealized gain on the marketable securities of $4,370 in the statement of operations.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS

					RECOVERY
	NOVEMBER 30		ABANDONED,		RECOGNIZED	MAY 31
	2010	ADDITIONS	IMPAIRED	RECOVERY	AS INCOME	2011
Mineral Property

Clisbako claims (a)	$350,350	$-	$-	$(40,604)	$-	$309,746
Eureka claims (b)	62,525	-	-	-	-	62,525
Elko claims (e)	-	10,000	(10,000)	-	-	-

	$412,875	$10,000	$(10,000)	$(40,604)	$-	$372,271

					RECOVERY
	NOVEMBER 30		ABANDONED,		RECOGNIZED	NOVEMBER 30
	2009	ADDITIONS	IMPAIRED	RECOVERY	AS INCOME	2010
Mineral Property

Clisbako claims (a)	$392,600	$6,400	$-	$(48,650)	$-	$350,350
Eureka claims (b)	47,500	15,025	-	-	-	62,525
Manado Gold claims (c)	-	50,050	-	(68,427)	18,377	-
June claims (d)	-	3,000	(3,000)	-	-	-

	$440,100	$74,475	$(3,000)	$(117,077)	$18,377	$412,875

a)	Clisbako Claims

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

a)	Clisbako Claims (Continued)

On September 15, 2010, and as amended by letter agreement dated November 15, 2010, the Company, through its wholly owned subsidiary, CMI., entered into an option agreement (the "Clisbako Option Agreement") with Manado Gold Corp., which has two common directors with the Company, whereby the Company granted Manado Gold Corp. the sole and exclusive right and option to acquire a 75% undivided interest in the Clisbako Property. Under the terms of the Option Agreement, Manado Gold Corp. will exercise its option upon completing the following:

1.	Paying an aggregate of $150,000 to CMI. as follows:

(a)	$50,000 on execution of the agreement (CDN$50,000 or US$48,650 has been paid);

(b)	a further $50,000 on or before February 28, 2011 (paid CDN$40,000 or US$40,604); and

(c)

a further $50,000 on or before April 30, 2011. (By agreement dated April 30, 2011 with Manado Gold Corp., the Company has agreed to waive payment, in exchange to terminate an assigned option with respect to the Manado property. See Note 4 (c)).

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	b)	Eureka Claims

On May 29, 2009, the Company entered into an assignment agreement to acquire an undivided 100% interest in a series of mineral claims referred to as the CPG Project, Fish Claims and The Golden Snow Property (collectively known as the “Eureka” claims) situated in the Eureka County, Esmeralda County and Mineral County, Nevada. Consideration for the claims was as follows:

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

The Company entered into three property agreements dated as of April 26, 2011 covering the Golden Snow Property, the CPG Project and the Fish Claims to replace the single agreement covering these mineral properties.

CPG Project

The Company entered into an agreement dated as of March 31, 2011 with Claremont Nevada Mines LLC (“Claremont”) to earn a 100% undivided interest (the “CPG Option”) in the CPG Project by:

		(a)	paying to the Claremont advance royalty payments as follows:

i) $4,100 on or before August 28, 2011;

ii) $5,100 on or before August 28, 2012; and

iii) $6,200 on or before August 28, 2013.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	b)	Eureka Claims (Continued)

CPG Project (Continued

		(b)	paying to Claremont, during the term of the option, $1,000 in connection with the delivery by the Company to Claremont of:

			(i)	a copy of a mine plan of operations in respect of the property which is approved by the lead government agency having responsibility for such approval; and

			(ii)	a final feasibility study in respect of the property that is approved by the Company’s management.

The term of the CPG Option expires August 28, 2013, but may be extended for five years by paying $6,200 in each subsequent year. The Company is also obligated to pay all county and BLM claim fees and Nevada state taxes during the currency of the agreement.

The CPG Project is subject to a royalty of 3% net smelter returns upon the commencement of commercial production. At any time the Company may reduce the royalty as follows:

(a)	to 1% by paying $1,000,000 to the royalty holder; or

(b)	to 2% by paying $500,000 to the royalty holder.

Fish Claims

The Company entered into an agreement dated as of March 31, 2011 with Claremont to earn a 100% undivided interest (the “Fish Option”) in the Fish Claims by:

(a)	paying to Claremont advance royalty payments as follows:

	i)	$5,400 on or before August 28, 2011;

	ii)	$6,800 on or before August 28, 2012; and

	iii)	$8,100 on or before August 28, 2013.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	b)	Eureka Claims (Continued)

Fish Claims (Continued)

		(b)	paying to Claremont, during the term of the option, $1,000 in connection with the delivery by the Company to Claremont of:

			(i)	a copy of a mine plan of operations in respect of the property which is approved by the lead government agency having responsibility for such approval; and

			(ii)	a final feasibility study in respect of the property that is approved by the Company’s management.

The term of the Fish Option expires August 28, 2013, but may be extended for five years by paying $8,100 in each subsequent year. The Company is also obligated to pay all county and BLM claim fees and Nevada state taxes during the currency of the agreement.

The Fish Claims are subject to a royalty of 3% net smelter returns upon the commencement of commercial production. At any time the Company may reduce the royalty as follows:

(a)	to 1% by paying $1,000,000 to the royalty holder; or

(b)	to 2% by paying $500,000 to the royalty holder.

Golden Snow Property

The Company entered into an agreement dated as of March 31, 2011 with Scoonover Exploration LLC and JR Exploration LLC (collectively, the “Golden Snow Optionors”) to earn a 100% undivided interest (the “Golden Snow Option”) in the Golden Snow Property by:

(a)	paying to the Golden Snow Optionors advance royalty payments as follows:

	i)	$10,600 on or before August 28, 2011;

	ii)	$13,200 on or before August 28, 2012; and

	iii)	$15,900 on or before August 28, 2013.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	b)	Eureka Claims (Continued)

Golden Snow Property (Continued)

		(b)	paying to the Golden Snow Optionors, during the term of the option, $1,000 in connection with the delivery by the Company to the Golden Snow Optionors of:

			(i)	a copy of a mine plan of operations in respect of the property which is approved by the lead government agency having responsibility for such approval; and

			(ii)	a final feasibility study in respect of the property that is approved by the Optionee’s management.

The term of the Golden Snow Option expires August 28, 2013, but may be extended for five years by paying $15,900 in each subsequent year. The Company is also obligated to pay all county and BLM claim fees and Nevada state taxes during the currency of the agreement.

The Golden Snow Property is subject to a royalty of 3% net smelter returns upon the commencement of commercial production. At any time the Company may reduce the royalty as follows:

(a)	to 1% by paying $1,000,000 to the royalty holder; or

(b)	to 2% by paying $500,000 to the royalty holder.

Agreement with Terrace Ventures Inc. (Golden Snow Property)

On April 26, 2011, the Company entered into an agreement (the "Earn-In Agreement") with Terrace Ventures Inc.(“Terrace”). Under the terms of the Earn-In Agreement, Terrace will earn up to a 75% interest in the Company’s agreement with the Golden Snow Optionors (the “Underlying Agreement”) by paying the Company up to $175,000 and expending up to $1,750,000 in exploration expenditures on the Golden Snow Property as follows:

(a)	The first 25% interest in the Underlying Agreement upon Terrace:

(i)

paying the Company $25,000 by way of a non-interest bearing Promissory Note due 45 days from the date of the Earn-In Agreement, subsequent to period-end the Promissory Note was extended to September 27, 2011. In consideration of this extension, the Note will bear interest of 10% per annum calculated from April 26, 2011;

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	b)	Eureka Claims (Continued)

Agreement with Terrace Ventures Inc. (Golden Snow Property) (Continued)

		(a)	The first 25% interest in the Underlying Agreement upon Terrace: (Continued)

			(ii)	completing exploration expenditures on the Property totalling $250,000 by July 31, 2012.

		(b)	An additional 25% interest in the Underlying Agreement upon Terrace:

			(i)	paying the Company $50,000 on or before May 31, 2013;

			(ii)	completing exploration expenditures on the Property totalling $500,000 by July 31, 2013.

		(c)	An additional 25% interest in the Underlying Agreement upon Terrace:

			(i)	paying the Company $100,000 on or before May 31, 2014;

			(ii)	completing exploration expenditures on the Property totalling $1,000,000 by July 31, 2014.

Terrace is also obligated to pay all advance royalties, county and BLM claim fees and Nevada state taxes during the currency of the Earn-In Agreement.

c)	Manada Gold Claims

On January 19, 2010 the Company entered into an option agreement to acquire interests in four mineral claims (collectively known as the “Manado Gold claims”) in the Lobongan District of Northern Sulawesi, Indonesia. The Company paid $35,000 for this option agreement and then entered into an acquisition agreement to purchase an 85% in the Manado gold claims over a three year period. Terms of the acquisition agreement were for the Company to earn an initial 10% interest to pay a cash payment of $90,000 (paid $15,050), issue 150,000 shares of the Company’s stock (not issued) and complete an exploration program of at least $250,000 (not completed); to earn a further 15% pay a cash payment of $100,000, issue 300,000 shares of the Company’s stock, and complete an additional $500,000 exploration program; to earn a further 26% interest pay $200,000, issue 500,000 shares of the Company’s stock and incur a further $1,000,000 in exploration expenditures; the final 34% interest upon completion of a scoping study on the claims.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	c)	Manada Gold Claims (Continued)

In August 2010, the Company entered into an agreement with Manado Gold Corp. (“Manado Gold”) to earn a 75% interest in the Company’s 85% interest. Manado Gold agreed to reimburse the Company $80,000 (received $68,427), carry out the exploration expenditures required under the original acquisition agreement and to issue the Company 950,000 shares of its capital stock to the Company.

On April 30, 2011, the optionors of the mineral property agreed to have the Company terminate its agreement with Manado Gold, in return the Company agreed to waive the payment of $50,000 in respect of the Clisbako property due April 30, 2011 (note 4 (a)) from Manado Gold.

As at May 31, 2011, the Company has abandoned its pursuit of an interest in the acquisition agreement.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY AND ACQUISITION COSTS (Continued)

	e)	Elko Claims

On April 13, 2011, the Company acquired a 30-day exclusive right to negotiate with Development Resources LLC, a Delaware limited liability company, for the acquisition of 54 mineral claims located in Elko County, Nevada. The Company paid $10,000 to Development Resources LLC to acquire the exclusive right. This right expired unexercised on May 20, 2011.

5.	PROMISSORY NOTES PAYABLE

a)

On January 11, 2010, the Company entered into a promissory note agreement whereby it borrowed $75,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and repayable on demand. As at May 31, 2011, a total of $10,109 (November 30, 2010 - $6,637) has been accrued as interest on this note.

On April 21, 2011, the Company settled $24,459 of the promissory note by way of exchange of marketable securities for debt. See Note 3.

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

During the year ended November 30, 2010, the Company obtained various extensions from the vendor to postpone the Property Payment. The Company repaid CDN$55,000 on the promissory note. During the six month period ended May 31, 2011, the Company repaid the remaining balance of CDN$15,000 of the promissory note.

c)

During the six month period ended May 31, 2011, the Company entered into additional promissory note agreements, whereby it borrowed an additional $85,500 from arms’ length parties. These notes bear interest at 10% per annum, are unsecured and are repayable on demand. As at May 31, 2011, total interest of $1,062 has been accrued on these outstanding notes.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

6.	PROMISSORY NOTES PAYABLE TO RELATED PARTIES

a)

On December 19, 2007, the Company entered into a promissory note agreement whereby it borrowed $20,000. The note is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at May 31, 2011, a total of $6,834 (November 30, 2010 - $5,901) has been accrued as interest payable on the loan. During the year ended November 30, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

On April 21, 2011, the Company settled $5,883 of the promissory note by way of marketable securities for debt exchange. See Note 3.

b)

On April 13, 2011, the Company entered into a promissory note agreement, whereby it borrowed $12,000 from a related party. This note bears interest of 10% per annum, is unsecured and is repayable on demand. As at May 31, 2011, total interest of $158 has been accrued on this note.

7.	LOAN PAYABLE

On October 1, 2008, the Company received a loan from an arm’s length party of $10,000. The loan is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. During the year ended November 30, 2009, the Company paid back $4,610 of this balance. As at May 31, 2011, a total of $1,876 (November 30, 2010 - $1,625) has been accrued as interest payable on the loan.

On April 21, 2011, the Company settled $1,590 of the loan by way of exchange of marketable securities for debt. See Note 3.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

8.	CONVERTIBLE NOTES (Continued)

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

During the year ended November 30, 2010, the Company recorded as finance charges, $28,964 of amortization (May 31, 2010 - $15,783) of the discount resulting from the allocation of proceeds to the warrants and a further $54,917 (May 31, 2010 - $29,925) of the intrinsic value of the beneficial conversion feature, leaving total unamortized amounts of $Nil (May 31, 2010 - $38,173). The accrued interest of $24,122 remains unpaid as of May 31, 2011 and November 30, 2010, and is included in accounts payable and accrued liabilities.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

8.	CONVERTIBLE NOTES (Continued)

During the year ended November 30, 2010, the entire principal of $137,500 was converted into 2,750,000 shares of the Company’s common stock.

9.	UNIT SUBSCRIPTIONS RECEIVED

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
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

The Company approved a private offering of up to 3,000,000 units (the “Units”) at a price of $0.05 per unit for gross proceeds of up to $150,000. The Company received in advance 527,200 units for proceeds of $26,360 which were issued during the period ended May 31, 2011. Each unit consists of one common share and one share purchase warrant, each whole warrant entitling the holder thereof to purchase an additional common share at a price of $0.10 for a period of two years.

	b)	Share Purchase Warrants

As at May 31, 2011 share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF	EXERCISE
WARRANTS	PRICE	EXPIRY DATE

500,000	$ 0.15	July 20, 2012
100,000	$ 0.15	August 4, 2012
527,200	$ 0.10	February 18, 2013

1,127,200

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

10.	CAPITAL STOCK (Continued)

	b)	Share Purchase Warrants (Continued)

A summary of changes in share purchase warrants for the periods ended November 30, 2010 and May 31, 2011 is presented below:

	NUMBER OF	WEIGHTED AVERAGE
	WARRANTS	EXERCISE PRICE

Balance, November 30, 2009	4,650,000	$0.05
Granted	600,000	$0.15
Exercised	(150,000)	$(0.083)
Expired	(4,500,000)	$(0.05)

Balance, November 30, 2010	600,000	$0.15
Granted	527,200	$0.10

Balance, May 31, 2011	1,127,200	$0.13

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

The fair value of the warrants issued in connection with the private placement during the six month period ended May 31, 2011 was measured at the award date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 0.78%; expected volatility of 202% and a term of 2 years. Of the total proceeds, $8,400 was allocated to share purchase warrants.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

10.	CAPITAL STOCK (Continued)

	c)	Stock Options

On March 1, 2011, the Company adopted its 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. A total of 5,500,000 shares of the Company’s common stock are available for issuance under the Plan. The exercise price must not be less than: (i) 80% of market price of the Company's common stock in respect of non-qualified stock options; and (ii) market price of the Company's common stock in respect of incentive stock options. The options can be granted for a maximum term of 10 years and vest as determined by the Board of Directors.

11.	RELATED PARTY TRANSACTIONS

As of May 31, 2011, the Company is indebted to the following additional related parties otherwise not disclosed in previous notes:

	i)	Included in due to related parties is a loan payable to a member of the board of directors of MAC of $497 (November 30, 2010 - $Nil);

	ii)	Included in due to related parties is a loan payable to a company owned by a member of the board of directors of MAC of $1,013 (November 30, 2010 - $Nil).

The amounts due to the related parties are unsecured, non-interest bearing with no fixed terms of repayment.

During the six months ended May 31, 2011, the Company paid or accrued $18,000 (2010 - $18,000) for management fees to the board of directors of MAC.

On April 21, 2011, outstanding management fees aggregating $14,390 were settled by the Company by the transferring of marketable securities to related parties. See Note 3.

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

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

13.	SEGMENT INFORMATION

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

MINERAL
PROPERTY
INTERESTS

May 31 2011
USA	$62,525
Canada	309,746
$372,271

MINERAL
PROPERTY
INTERESTS

November 30, 2010
USA	$62,525
Canada	350,350

$412,875

14.	SUBSEQUENT EVENTS

Subsequent to May 31, 2011, the Company entered into two promissory note agreements whereby it borrowed $28,346 from an arm’s length party. Each note bears interest at 10% per annum, is unsecured and is repayable on demand.

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

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties. We currently have an option to acquire a 100% interest in certain mineral properties known as the Fish Project in Esmeralda County, Nevada and the CPG Project in Mineral County, Nevada. We also have an option to acquire the Golden Snow Property in Eureka County, Nevada, which is subject to a 75% earn-in by Terrace Ventures Inc.

We hold 100% title in ten contiguous mineral claims covering an area of approximately 3,388 hectares (the “Clisbako Property”) located in the Interior Plateau Region of north central British Columbia. On September 15, 2010, Clisbako Minerals Inc. (“Clisbako”) entered into an option agreement (the “Clisbako Option Agreement”) with Manado Gold Corp. (“Manado Corp.”) whereby we granted Manado Corp. the sole and exclusive right and option to acquire a 75% undivided interest in the Clisbako Property. Under the terms of the Clisbako Option Agreement, Manado Corp. will exercise its option upon paying Clisbako an aggregate of USD $150,000, issuing 600,000 shares of Manado Corp.’s common stock and incurring CAD $650,000 in exploration expenditures on the Clisbako Property in stages over a three year period.

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

Based on the potential and current state of development, we have decided to focus our resources on the Fish Project and CPG Project.

RECENT CORPORATE DEVELOPMENTS

We experienced the following corporate developments since the filing of our Quarterly Report on Form 10-Q for the fiscal Quarter ended February 28, 2011:

1.

Effective April 21, 2011, Bryan Wilson resigned as a member of our Board of Directors. To fill the vacancy created by his resignation, we appointed Howard Metzler as a member of our Board of Directors. There were no disagreements between with Mr. Wilson regarding any matter relating to the Company’s operations, policies or practices.

2.

On April 26, 2011, we entered into three property agreements dated as of March 31, 2011 covering our Golden Snow, CPG and Fish Properties located in Nevada. The three properties were previously held under a single agreement. The three new agreements are on substantially the same terms, but allow us to acquire each property independently and permit us to enter into agreements for joint venture financing of exploration programs on a property-by-property basis. See “CPG Project”, “Fish Claims” and “Golden Snow Property” below.

3.

We entered into an agreement with Terrace Ventures Inc. dated April 26, 2011 (the "Earn-In Agreement"). Under the terms of the Earn-In Agreement, Terrace will earn up to a 75% interest in the Company’s agreement with the Golden Snow Optionors (the “Underlying Agreement”) by paying to the Company up to $175,000 and expending up to $1,750,000 to do exploration work on the Golden Snow Property. See “Agreement with Terrace Ventures Inc.” below.

4.

On May 12, 2011, we entered into an amendment to the letter agreement dated April 13, 2011 with Development Resources LLC granting us the exclusive right to negotiate the acquisition of 54 mineral claims located in the Long Canyon area of Elko County, Nevada. Under the terms of the amendment agreement, Development Resources LLC, the owner of the mineral claims, agreed to extend the exclusivity period for an additional 7 days to permit negotiations to be completed. We were unable to reach an agreement with Development Resources LLC by the end of the exclusivity period.

5.

We settled approximately $110,000 of outstanding indebtedness of the Company and our wholly-owned subsidiary, Magellan Acquisition Corp. ("Magellan"), by transferring our 209,000 shares of Copper Development Corp. held by Magellan to certain creditors of the Company and Magellan, including $7,923.50 of indebtedness to Richard W. Donaldson, our President, $5,883.00 of indebtedness to Kahala Financial Corp. a company controlled by Mr. Donaldson, $6,174.50 of indebtedness to Don Archibald, a director of Magellan and $291.50 of indebtedness to David K. Ryan, a director of Magellan. For the purposes of the settlement, the shares of Copper Development Corp. were valued based on their trading price on the London AIM Market of approximately $0.55 per share.

CPG PROJECT

The CPG Project consists of 44 unpatented lode mining claims in the Walker Lane of Western Nevada. Under the terms of the agreement between us and Claremont Nevada Mines LLC (the “CPG Optionor”), we have the right to earn a 100% undivided interest (the “CPG Option”) in the CPG Project by:

(a)	paying to the CPG Optionor advance royalty payments as follows:

	(i)	$4,100 on or before August 28, 2011;

	(ii)	$5,100 on or before August 28, 2012; and

	(iii)	$6,200 on or before August 28, 2013.

(b)	paying to the CPG Optionor, during the term of the option, $1,000 in connection with the delivery by the Company to the CPG Optionor of:

	(i)	a copy of a mine plan of operations in respect of the property which is approved by the lead government agency having responsibility for such approval; and

(ii)	a final feasibility study in respect of the property that is approved by the Company’s management.

The term of the CPG Option expires August 28, 2013, but may be extended for five years by paying $6,200 in each subsequent year. We are also obligated to pay all county and BLM claim fees and Nevada state taxes during the currency of the agreement.

The CPG Project is subject to a royalty of 3% net smelter returns upon the commencement of commercial production. At any time the Company may reduce the royalty as follows:

(a)	to 1% by paying $1,000,000 to the royalty holder; or

(b)	to 2% by paying $500,000 to the royalty holder.

FISH CLAIMS

The Fish Claims consists of 58 unpatented lode mining claims in the Lone Mountain Mining District of Esmeralda County, Nevada. Under the terms of the agreement between us and Claremont Nevada Mines LLC (the “Fish Optionor”), the Company has the right to earn a 100% undivided interest (the “Fish Option”) in the Fish Claims by:

(a)	paying to the Fish Optionor advance royalty payments as follows:

	(i)	$5,400 on or before August 28, 2011;

	(ii)	$6,800 on or before August 28, 2012; and

	(iii)	$8,100 on or before August 28, 2013.

(b)	paying to the Fish Optionor, during the term of the option, $1,000 in connection with the delivery by the Company to the Fish Optionor of:

	(i)	a copy of a mine plan of operations in respect of the property which is approved by the lead government agency having responsibility for such approval; and

	(ii)	a final feasibility study in respect of the property that is approved by the Company’s management.

The term of the Fish Option expires August 28, 2013, but may be extended for five years by paying $8,100 in each subsequent year. We are also obligated to pay all county and BLM claim fees and Nevada state taxes during the currency of the agreement.

The Fish Claims are subject to a royalty of 3% net smelter returns upon the commencement of commercial production. At any time the Company may reduce the royalty as follows:

(a)	to 1% by paying $1,000,000 to the royalty holder; or

(b)	to 2% by paying $500,000 to the royalty holder.

GOLDEN SNOW PROPERTY

The Golden Snow Property consists of 83 mineral claims located in the Eureka Mining District in Eureka County, Nevada. Under the terms of the agreement among the Company, Scoonover Exploration LLC and JR Exploration LLC (collectively, the “Golden Snow Optionors”), the Company has the right to earn a 100% undivided interest (the “Golden Snow Option”) in the Golden Snow Property by:

(a)	paying to the Golden Snow Optionors advance royalty payments as follows:

	(i)	$10,600 on or before August 28, 2011;

	(ii)	$13,200 on or before August 28, 2012; and

	(iii)	$15,900 on or before August 28, 2013.

(b)	paying to the Golden Snow Optionors, during the term of the option, $1,000 in connection with the delivery by the Company to the Golden Snow Optionors of:

	(i)	a copy of a mine plan of operations in respect of the property which is approved by the lead government agency having responsibility for such approval; and

	(ii)	a final feasibility study in respect of the property that is approved by the Company’s management.

The term of the Golden Snow Option expires August 28, 2013, but may be extended for five years by paying $15,900 in each subsequent year. The Company is also obligated to pay all county and BLM claim fees and Nevada state taxes during the currency of the agreement.

The Golden Snow Property is subject to a royalty of 3% net smelter returns upon the commencement of commercial production. At any time the Company may reduce the royalty as follows:

(a)	to 1% by paying $1,000,000 to the royalty holder; or

(b)	to 2% by paying $500,000 to the royalty holder.

Agreement with Terrace Ventures Inc. (Golden Snow Property)

We entered into an agreement with Terrace Ventures Inc. dated April 26, 2011, as amended on June 29, 2011, (the "Earn-In Agreement”) whereby Terrace will earn up to a 75% interest in our agreement with the Golden Snow Optionors (the “Underlying Agreement”) by paying us up to $175,000 and expending up to $1,750,000 to do exploration work on the Golden Snow Property as follows:

(a)	The first 25% interest in the Underlying Agreement upon Terrace:

	(i)	paying the Company $25,000 by way of a promissory note, bearing interest at a rate of 10% per annum, due on September 27, 2011;

	(ii)	completing exploration expenditures on the Property totalling $250,000 by July 31, 2012.

(b)	An additional 25% interest in the Underlying Agreement upon Terrace:

	(i)	paying the Company $50,000 on or before May 31, 2013;

	(ii)	completing exploration expenditures on the Property totalling $500,000 by July 31, 2013:

(c)	An additional 25% interest in the Underlying Agreement upon Terrace:

	(i)	paying the Company $100,000 on or before May 31, 2014;

	(ii)	completing exploration expenditures on the Property totalling $1,000,000 by July 31, 2014.

Terrace is also obligated to pay all advance royalties, county and BLM claim fees and Nevada state taxes during the currency of the Earn-In Agreement.

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to focus our resources on the exploration of the CPG Project and the Fish Claims. Subject to obtaining sufficient financing, we plan to retain a consulting geologist to conduct a review of these properties in order to recommend an exploration program to be conducted in summer 2011. Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on these properties.

During the next twelve months, we will be required to make a number of payments in order to maintain our options to acquire the CPG Project, Fish Claims and Golden Snow Property. Under the terms of our options to acquire the CPG Project, Fish Claims and Golden Snow Property, in order to keep them in good standing, we are required to pay: (i) Claremont and the Golden Snow Optionors option payments totaling $20,100 by August 28, 2011; and (ii) Bureau of Land Management maintenance and claim fees of approximately $32,583 by September 1, 2011. If we are unable to make the payments to Claremont, the Golden Snow Optionors, the Bureau of Land Management or pay the annual maintenance claim fees, we will lose our interest in the CPG Project, Fish Claims and Golden Snow Property.

As the agreement is an option, we may decide at any time not to proceed in which case we would not be liable to pay any funds beyond the amounts due at the time we provide notice that we are not proceeding. There is no assurance that we will exercise the option.

As at May 31, 2011, we had $15,938 cash on hand. Accordingly, we have insufficient cash on hand to proceed with our exploration on the CPG Project, Fish Claims and Golden Snow Property, and meet our ongoing operating costs. As such, we will require substantial financing in order to meet our obligations. There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three and Six Months Summary

		Three		Three
		Months		Months	Percentage		Six Months		Six Months	Percentage
		Ended May		Ended May	Increase /		Ended May		Ended May	Increase /
		31, 2011		31, 2010	(Decrease)		31, 2011		31, 2010	(Decrease)
Revenue	$	Nil	$	Nil	n/a	$	Nil	$	Nil	n/a
Expenses		(118,131)		(97,636)	21.0%		(175,240)		(176,996)	(1.0)%
Other Income		110,770		-	n/a		110,770		-	n/a
Net Loss		$(7,361)		$(97,636)	(92.5)%		$(64,470)		$(176,996)	(63.6)%

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

Expenses

Our operating expenses for the three and six months ended May 31, 2011 and 2010 consisted of the following:

				Six Months	Six Months
	Three Months	Three Months	Percentage	Ended	Ended	Percentage
	Ended	Ended	Increase /	May 31,	May 31,	Increase /
	May 31, 2011	May 31, 2010	(Decrease)	2011	2010	(Decrease)
Bank charges and interest	$4,253	$6,076	(30.0)%	$7,402	$11,288	(34.4)%
Consulting fees	14,050	-	100.0%	26,350	-	100.0%
Depreciation Expense	-	126	(100.0)%	-	252	(100.0)%
Filing and Regulatory	744	170	337.6%	1,967	1,049	87.5%
Finance Charges	-	23,106	(100.0)%	-	45,709	(100.0)%
Investor Relations	-	1,000	(100.0)%	-	1,000	(100.0)%
Management Fees	9,000	9,000	0.0%	18,000	18,000	0.0%
Mineral Property Exploration Costs	28,512	-	100.0%	26,119	1,569	1564.7%
Office and Administrative	5,479	6,209	(11.8)%	11,102	9,629	15.3%
Professional Fees	55,411	48,949	13.2%	83,256	82,000	1.5%
Website design	682	-	100.0%	1,044	3,500	(70.2)%
Write-off Mineral Property Costs	-	3,000	(100.0)%	-	3,000	(100.0)%
Total Operating Expenses	$118,131	$97,636	21.0%	$175,240	$176,996	(1.0)%

Our operating expenses during the quarter ended May 31, 2011 totaled $118,131 compared with $97,636 during the quarter ended May 31, 2010. The increase in our operating expenses was primarily a result of increased consulting fees, filing and regulatory, mineral property exploration costs, professional fees and website design, This increase was partially offset by a decrease in bank charges and interest, depreciation expense, finance charges, investor relations, office and administrative and write-off mineral property cost.

During the six months ended May 31, 2011, our operating expenses decreased from $176,996 to $175,240 during the six months ended May 31, 2010. The decrease in our operating expenses was primarily a result of decreased bank charges and interest, depreciation expense, finance charges, investor relations, website design and write off mineral property cost. This decrease was partially offset by an increase in consulting fees, filing and regulatory, mineral property exploration costs, office and administrative and professional fees.

Finance fees during the three and six months ended May 31, 2010 primarily relate to amortization of the discount resulting from the allocation of proceeds to the warrants and the intrinsic value beneficial conversion feature.

Management fees relate to fees paid or accrued to the directors of Magellan Acquisition Corp., our wholly owned Nevada subsidiary.

Professional fees primarily relate to meeting our ongoing reporting requirements under the Exchange Act.

We anticipate our operating expenses will increase if we implement our exploration program on our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
		At	Percentage
	At May 31, 2011	November 30, 2010	Increase / (Decrease)
Current Assets	$15,938	$353	4,415.0%
Current Liabilities	(575,415)	(535,964)	7.4%
Working Capital Deficit	$(559,477)	$(535,611)	4.5%

Cash Flows
	Six Months Ended May	Six Months Ended May
	31, 2011	31, 2010
Cash Flows (Used In) Operating Activities	$(107,908)	$(58,203)
Cash Flows (Used In) From Investing Activities	40,604	(42,878)
Cash Flows From Financing Activities	82,889	137,408
Increase (Decrease) In Cash During Period	$15,585	$36,327

The increase in our working capital deficit at May 31, 2011 from our year ended November 30, 2010 is a result of the fact that our sole source of financing was in the form of short term loans. During the six months ended May 31, 2011, we received a loan of $12,000 from a related party and a loan of $85,500 from a third party. Both loans bear interest at a rate of 10% per annum and are due on demand.

Future Financings

As at May 31, 2011, we had $15,938 cash on hand. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

Our Board of Directors have approved a private placement offering of up to 3,000,000 units (the “Units”) at a price of $0.05 per Unit for gross proceeds of up to $150,000. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a period of two years following the date of issuance at an exercise price equal to $0.10 per share. This offering of Units is being made to investors who are not “U.S. Persons” as defined in Regulation S. To date, we have issued 527,200 units for proceeds of $26,360 under this offering. There are no assurances that any additional units will be sold under this offering.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the six months ended May 31, 2011 included in this Quarterly Report.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended November 30, 2010 (the “2010 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 31, 2011, we had $15,938 cash on hand and a working capital deficit of $559,477. Our plan of operation calls for significant expenses in order to meet our obligations under the option agreements to acquire the CPG Project, Fish Claims and Golden Snow Property. There is no guarantee that we will exercise our option.

Our Board of Directors have approved a private placement offering of up to 3,000,000 units (the “Units”) at a price of $0.05 per Unit for gross proceeds of up to $150,000. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a period of two years following the date of issuance at an exercise price equal to $0.10 per share. This offering of Units is being made to investors who are not “U.S. Persons” as defined in Regulation S. To date, we have issued 527,200 units for proceeds of $26,360 under this offering. There are no assurances that any additional units will be sold under this offering.

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

We have a cumulative net loss of $1,134,538 for the period from our inception on April 28, 2006 to May 31, 2011, and have no revenues to date. Our future is dependent upon our ability to obtain additional financing. Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our former auditor's comments when determining if an investment in us is suitable.

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

There is no assurance that we will be able to exercise our option to acquire the CPG Project, Fish Claims and Golden Snow Property.

In order to exercise our option to acquire the CPG Project, Fish Claims and Golden Snow Property, we are required to make a series of cash payments and meet the annual claim maintenance fees. In order to meet these payments we will need to obtain substantial financing. If we are unable to meet these payments, we will lose our options to acquire these properties.

Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Richard W. Donaldson, our sole executive officer, does not have any formal training as a geologist or in the technical aspects of managing a mineral exploration company. With the exception of Howard Metzler, a director, our management may not be fully aware of the specific requirements related to working within this industry. As such, the loss of Mr. Metzler’s services could cause irreparable harm to our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as disclosed in our Current Reports on Form 8-K, we have not completed any unregistered sales of equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(5)
3.3	Bylaws, as amended. (1)
4.1	Specimen Stock Certificate. (1)
10.1	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)
10.2	Purchase Agreement dated December 15, 2008 among Magellan Acquisition Corp., Solfotara Mining Corp. and Magellan Copper and Gold plc (Magellan Singapore Subsidiaries).(4)
10.3	Purchase Agreement dated December 16, 2008 between the Company and Bako Resources Inc. (Clisbako Property). (4)

Exhibit
Number	Description of Exhibits
10.4	Extension Agreement dated July 23, 2009 between the Company and Bako Resources Inc. (7)
10.5	Assignment Agreement dated May 29, 2009 among the Company, Portal Resources US Inc. and Portal Resources Ltd. (Golden Snow Project, Fish Project and CPG Project) (6)
10.6	Agreement dated for reference November 2, 2009 executed on January 19, 2010 between the Company and Agus Abidin (Manado Gold Property). (8)
10.7	Second Extension Agreement dated January 21, 2010 between the Company and Bako Resources Inc. (Clisbako Property). (9)
10.8	Extension Agreement Dated January 21, 2010 between the Company and Agus Abidin (Manado Gold Property).
10.9	Option agreement dated February 5, 2010 between the Company and Larry Sostad (June Claims). (10)
10.10	Third Extension Agreement dated March 15, 2010 between the Company and Bako Resources Inc. (Clisbako Property).(11)
10.11	Second Extension Agreement Dated March 29, 2010 between the Company and Agus Abidin (Manado Gold Property).(12)
10.12	Loan Agreement dated January 11, 2010 between the Company and Laverne Assets Group Corp. (13)
10.12	Agreement dated for reference April 23, 2010 executed on April 28, 2010 between the Company and Bull and Bear Financial Report.(14)
10.13	Option Agreement dated July 23, 2010 between the Clisbako Minerals Inc. and Interior Plateau Mining Corp.(15)
10.14	Assignment Agreement dated August 24, 2010 between the Company and Manado Gold Corp.(16)
10.15	Option Agreement dated for September 15, 2010 between Clisbako Minerals Inc. and Manado Gold Corp.(17)
10.16	Extension Agreement dated November 30, 2010 between the Company and Manado Gold Corp.(19)
10.17	2011 Stock Option Plan.(18)
10.18	Option Agreement (Golden Snow) dated March 31, 2011 between the Company and Scoonover Exploration LLC and JR Exploration LLC. (20)
10.19	Option Agreement (CPG Project) dated March 31, 2011 between the Company and Claremont Nevada Mines LLC. (20)
10.20	Option Agreement (Fish Claims) dated March 31, 2011 between the Company and Claremont Nevada Mines LLC. (20)
10.21	Earn-In Agreement (Golden Snow) dated April 26, 2011 between the Company and Terrace Ventures Inc. (20)
10.22	Extension dated May 12, 2011 to Letter Agreement dated April 13, 2011 between the Company and Development Resources LLC.(21)
10.23	Extension Agreement dated June 29, 2011 between the Company and Terrace Ventures Inc.
14.1	Code of Ethics. (3)
21.1	List of Subsidiaries.(19)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2008.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2009.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2009.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 21, 2010.

(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 26, 2010.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 11, 2010.
(11)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 16, 2010.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2010.
(13)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on April 19, 2010.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2010.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 10, 2010.
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 30, 2010.
(17)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on October 20, 2010.
(18)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2011.
(19)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 15, 2011.
(20)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2011.
(21)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 16, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENGRAM CORPORATION

Date:	July 20, 2011	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Financial Officer)