Form 10-Q
period 2011-08-31
PENGRAM CORP
filed 2011-11-18
CIK 1388510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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
As of November 2, 2011, the Issuer had 58,264,344 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended August 31, 2011 are not necessarily indicative of the results that can be expected for the year ending November 30, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Pengram” and the “Company” mean Pengram Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PENGRAM CORPORATION
(An Exploration Stage Company)

THIRD QUARTER INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

PENGRAM CORPORATION
(An Exploration Stage Company)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2011	2010

ASSETS

Current
Cash	$650	$353
Amount receivable	5,797	-
Prepaid expense	551	-
Total Current Assets	6,998	353

Long-term Investment (Note 3)	10,367	10,367
Mineral Property Acquisition Costs (Note 4)	371,800	412,875

Total Assets	$389,165	$423,595

LIABILITIES

Current
Accounts payable and accrued liabilities	$349,375	$340,915
Amounts due to related parties (Note 11)	59,121	49,000
Amount due to shareholder	1,920	1,920
Promissory notes payable (Notes 4 and 5)	179,613	96,248
Promissory notes payable to related parties (Note 6)	33,767	25,901
Loans payable (Note 7)	20,737	7,015
Unit subscriptions received (Note 9)	-	14,965
Total Current Liabilities	644,533	535,964

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 10)
Authorized: 100,000,000 preferred stock with a par value of $0.001 per share 300,000,000 common voting stock with a par value of $0.001 per share Issued: 58,264,344 common shares at August 31, 2011 and 57,737,144 common shares as at November 30, 2010	58,264	57,737
Units and Share Subscriptions Received In Advance	-	26,360
Additional Paid-In Capital	1,224,285	851,852
Share Purchase Warrants (Note 10)	30,150	21,750
Deficit Accumulated During The Exploration Stage	(1,568,067)	(1,070,068)
Total Stockholders’ Deficiency	(255,368)	(112,369)

Total Liabilities And Stockholders’ Deficiency	$389,165	$423,595

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE		NINE		INCEPTION
	MONTHS		MONTHS		APRIL 28
	ENDED		ENDED		2006 TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2011	2010	2011	2010	2011

Expenses
Bank charges and interest	$5,706	$2,417	$13,108	$13,705	$54,165
Consulting fees	13,355	14,800	39,705	14,800	71,181
Depreciation	-	-	-	253	1,516
Filing and regulatory	1,717	1,241	3,684	2,290	22,164
Finance charges	-	31,154	-	76,863	137,500
Incorporation costs	-	-	-	-	3,382
Investor relations	-	-	-	1,000	15,800
Management fees	9,000	9,508	27,000	27,508	155,600
Mineral property exploration costs	8,966	33,124	35,085	34,693	134,832
Office and administrative	11,174	6,311	22,276	15,939	88,589
Professional fees	28,611	57,044	111,867	139,044	627,056
Recovery on mineral property	-	(8,494)	-	(8,494)	(18,377)
Stock-based compensation	355,000	-	355,000	-	355,000
Travel	-	2,760	-	2,760	16,341
Website design	-	-	1,044	3,500	5,088
Write-off of mineral property costs	-	-	-	3,000	9,000

Loss Before Other Income	(433,529)	(149,865)	(608,769)	(326,861)	(1,678,837)

Other Income
Dividend income (Note 3)	-	-	115,909	-	115,909
Loss on settlement of debt (Note 3)	-	-	(9,509)	-	(9,509)
Unrealized gain on marketable securities (Note 3)	-	-	4,370	-	4,370

Net Loss For The Period	$(433,529)	$(149,865)	$(497,999)	$(326,861)	$(1,568,067)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	58,264,344	54,420,405	58,110,417	54,362,910

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE		CUMULATIVE
	MONTHS		PERIOD FROM
	ENDED		INCEPTION APRIL 28
	AUGUST 31		2006 TO AUGUST 31
	2011	2010	2011

Cash Provided By (Used In):
Operating Activities
Net loss for the period	$(497,999)	$(326,861)	$(1,568,067)
Adjustment for items not affecting cash:
Depreciation	-	253	1,516
Finance charges on convertible notes	-	76,863	137,500
Foreign exchange	-	438	11,369
Recovery of mineral property	-	(8,494)	(18,377)
Accrued interest expense	12,380	12,756	50,665
Write-off of mineral property costs	-	3,000	9,000
Dividend income	(115,909)	-	(115,909)
Loss on settlement of debt	9,509	-	9,509
Unrealized gain on marketable securities	(4,370)	-	(4,370)
Stock-based compensation	355,000	-	355,000
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	71,213	94,012	388,006
Amounts due to related parties	24,511	18,000	73,511
Amount receivable	(5,797)	-	(5,797)
Prepaid expenses	(551)	(6,000)	(551)
	(152,013)	(136,033)	(676,995)
Investing Activities
Advances	-	-	(10,367)
Mineral property acquisition costs	-	(68,125)	(84,075)
Recovery of mineral property costs	41,075	58,544	158,152
Purchase of computer equipment	-	-	(1,516)
	41,075	(9,581)	62,194
Financing Activities
Issuance of convertible notes	-	-	137,500
Issuance of common stock	-	70,000	278,981
Finder’s fees	-	(5,042)	(5,042)
Units and share subscriptions received in advance	-	22,465	43,825
Advance on promissory note payable	113,846	75,000	188,846
Repayment of promissory note	(14,611)	(4,828)	(67,969)
Promissory note payable to related party	12,000	-	39,000
Repayment of promissory notes payable to related parties	-	-	(7,000)
Advance on loan payable	-	-	5,390
Advance on amount due to shareholder	-	-	1,920
	111,235	157,595	615,451

Increase In Cash	297	11,981	650
Cash, Beginning Of Period	353	3,711	-
Cash, End Of Period	$650	$15,692	$650

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$400
Income taxes	$-	$-	$-

Non-Cash Financing And Investing Activities
Shares received from Solfotara Minerals Corp. (Note 3)	$-	$-	$10,367
Shares issued for mineral property acquisition costs (Note 4)	$-	$6,400	$379,900
Promissory note payable for mineral property acquisition costs (Note 4)	$-	$-	$56,600
Shares issued on conversion of convertible note (Note 10)	$-	$10,000	$137,500
Shares issued from funds received in advance (Note 10)	$26,360	$-	$26,360
Marketable securities transferred for debt settlement (Note 3)	$110,770	$-	$110,770

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION APRIL 28, 2006 TO AUGUST 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

						DEFICIT
						ACCUMULATED
			SHARE			DURING
			SUBSCRIPTIONS	ADDITIONAL	SHARE	THE
	COMMON STOCK		RECEIVED	PAID-IN	PURCHASE	EXPLORATION
	SHARES	AMOUNT	IN ADVANCE	CAPITAL	WARRANTS	STAGE	TOTAL

June 19, 2006 – stock issued for cash at $0.001	27,000,000	$27,000	$-	$(18,000)	$-	$-	$9,000
Stock issued for cash at $0.01 in private placement	17,997,144	17,997	-	101,984	-	-	119,981
Net loss for the period	-	-	-	-	-	(20,112)	(20,112)
Balance, November 30, 2006	44,997,144	44,997	-	83,984	-	(20,112)	108,869

Net loss for the year	-	-	-	-	-	(108,384)	(108,384)
Balance, November 30, 2007	44,997,144	44,997	-	83,984	-	(128,496)	485

September 4, 2008 – units issued for cash at $0.03	3,000,000	3,000	-	41,300	35,700	-	80,000
Net loss for the year	-	-	-	-	-	(139,039)	(139,039)
Balance, November 30, 2008	47,997,144	47,997	-	125,284	35,700	(267,535)	(58,554)

Stock issued for mineral property	6,000,000	6,000	-	294,000	-	-	300,000
Relative fair value allocation of convertible notes	-	-	-	90,021	47,479	-	137,500
Stock issued under assignment agreement	150,000	150	-	37,350	-	-	37,500
Stock issued pursuant to extension agreement	60,000	60	-	35,940	-	-	36,000
Share subscriptions received in advance	-	-	2,500	-	-	-	2,500
Net loss for the year	-	-	-	-	-	(375,580)	(375,580)
Balance, November 30, 2009	54,207,144	54,207	2,500	582,595	83,179	(643,115)	79,366

Units issued for cash at $0.10	600,000	600	-	37,650	21,750	-	60,000
Finder’s fees	-	-	-	(5,042)	-	-	(5,042)
Exercise of warrants	150,000	150	(2,500)	12,350	-	-	10,000
Expiry of warrants	-	-	-	83,179	(83,179)	-	-
Conversion of convertible notes	2,750,000	2,750	-	134,750	-	-	137,500
Stock issued under assignment agreement	30,000	30	-	6,370	-	-	6,400
Share subscriptions received in advance	-	-	26,360	-	-	-	26,360
Net loss for the year	-	-	-	-	-	(426,953)	(426,953)
Balance, November 30, 2010	57,737,144	57,737	26,360	851,852	21,750	(1,070,068)	(112,369)

Units issued for cash at $0.05	527,200	527	(26,360)	17,433	8,400	-	-
Stock-based compensation	-	-	-	355,000	-	-	355,000
Net loss for the period	-	-	-	-	-	(497,999)	(497,999)

Balance, August 31, 2011	58,264,344	$58,264	$-	$1,224,285	$30,150	$(1,568,067)	$(255,368)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments, all of which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the interim consolidated financial position of Pengram Corporation (“the Company”) and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2010. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended November 30, 2010, has been omitted. The results of operations for the nine month period ended August 31, 2011 are not necessarily indicative of results for the entire fiscal year ending November 30, 2011.

Consolidated Financial Statements

These consolidated financial statements include the accounts of Pengram Corporation (“the Company”) and its wholly owned subsidiaries, Magellan Acquisition Corp. (Nevada) (“MAC”) and Clisbako Minerals Inc. (British Columbia) (“CMI”). All intercompany balances have been eliminated.

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The significant areas requiring management’s estimates and assumptions relate to determining the fair value of stock- based compensation, fair value of shares issued for services and the acquisitions, and useful lives of long-lived assets.

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

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,568,067 for the period from April 28, 2006 (inception) to August 31, 2011, and has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
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

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
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

The Company’s financial instruments include cash, amounts receivable, long-term investment, accounts payable and accrued liabilities, amounts due to related parties, amount due to shareholder, promissory notes payable, promissory notes payable to related parties and loan payable. All such instruments are carried at cost, which, due to the short maturity of these financial instruments, approximate fair value at August 31, 2011.

	h)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in a foreign currency are translated into U.S. dollars as follows:

i)	monetary items are translated at the exchange rate prevailing at the balance sheet date;
ii)	non-monetary items are translated at the historical exchange rate;
iii)	revenue and expense items are translated at the average rate in effect during the applicable accounting period.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
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

The following outstanding share purchase warrants and stock options were excluded from the diluted loss per share computation as their effect would have been anti-dilutive:

	AUGUST 31	AUGUST 31
	2011	2010

Share purchase warrants	1,127,200	600,000
Stock options	5,500,000	-

k)	Income Taxes

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

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
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

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
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

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine month period ended August 31, 2011.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p)	Fair Value of Financial Instruments (Continued)

The following table presents information about the Company’s financial instruments that have been measured at fair value as of August 31, 2011, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	AUGUST 31	MARKETS	INPUTS	INPUTS
DESCRIPTION	2011	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)

Financial Assets:
Cash	$650	$650	$-	$-
Long-term investment	$10,367	$-	$-	$10,367
Financial assets measured at
fair value at August 31, 2011	$11,017	$650	$-	$10,367

q)	Recent Accounting Pronouncements

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

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	q)	Recent Accounting Pronouncements (Continued)

In April 2010, the FASB provided an update to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share- based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. This standard is effective for fiscal years beginning after December 15, 2010, and for subsequent interim and annual reporting periods thereafter. The Company does not expect the adoption of this standard to have a significant effect on the Company's results of operations or financial position.

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

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

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

On April 21, 2011, the Company settled $110,770 of debt by transferring its ownership in the 209,000 CDC shares which had a value of $120,279. The settlement of debt was allocated as follows:

Accounts payable and accrued liabilities	$64,448
Amounts due to related parties	14,390
Promissory notes payable	24,459
Promissory notes payable to related parties	5,883
Loan payable	1,590

$110,770

As result of this settlement, the Company recorded a loss on settlement of debt of $9,509 and an unrealized gain on the marketable securities of $4,370 in the statement of operations.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS

					RECOVERY
	NOVEMBER 30		ABANDONED,		RECOGNIZED	AUGUST 31
	2010	ADDITIONS	IMPAIRED	RECOVERY	AS INCOME	2011
Mineral Property

Clisbako claims (a)	$350,350	$-	$-	$(50,575)	$-	$299,775
Eureka claims (b)	62,525	9,500	-	-	-	72,025
Elko claims (e)	-	10,000	(10,000)	-	-	-

	$412,875	$19,500	$(10,000)	$(50,575)	$-	$371,800

					RECOVERY
	NOVEMBER 30		ABANDONED,		RECOGNIZED	NOVEMBER 30
	2009	ADDITIONS	IMPAIRED	RECOVERY	AS INCOME	2010
Mineral Property

Clisbako claims (a)	$392,600	$6,400	$-	$(48,650)	$-	$350,350
Eureka claims (b)	47,500	15,025	-	-	-	62,525
Manado Gold claims (c)	-	50,050	-	(68,427)	18,377	-
June claims (d)	-	3,000	(3,000)	-	-	-

	$440,100	$74,475	$(3,000)	$(117,077)	$18,377	$412,875

a)	Clisbako Claims

On December 16, 2008, the Company entered into a purchase agreement to acquire an undivided 100% interest in a group of ten mineral claims (collectively known as the “Clisbako” claims) located in the Cariboo Mining Division of British Columbia, Canada. Consideration for the claims was 6,000,000 shares (issued – see Note 10(a)) of the Company’s common stock with a value of $300,000 and the issuance to the vendor of a promissory note in the amount of CDN$70,000 ($56,600) payable June 30, 2009. On July 23, 2009, the Company reached an agreement with the vendor to extend the deadline of the CDN$70,000 mineral property payment (“Property Payment”) to December 31, 2009. In consideration of the extension of the deadline, the Company issued 60,000 common shares to the vendor with a fair value of $36,000.

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

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
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

On September 15, 2010, and as amended by letter agreement dated November 15, 2010, the Company, through its wholly owned subsidiary, CMI., entered into an option agreement (the "Clisbako Option Agreement") with Manado Gold Corp., which has two common directors with the Company, whereby the Company granted Manado Gold Corp. the sole and exclusive right and option to acquire a 75% undivided interest in the Clisbako Property. Under the terms of the Option Agreement, Manado Gold Corp. will exercise its option upon completing the following:

1.	Paying an aggregate of CDN$150,000 to CMI. as follows:

	(a)	$50,000 on execution of the agreement (CDN$50,000 or $48,650 has been paid);

	(b)	a further $50,000 on or before February 28, 2011 (paid CDN$50,000 or $50,575); and

(c)

a further $50,000 on or before April 30, 2011. (By agreement dated April 30, 2011 with Manado Gold Corp., the Company has agreed to waive payment, in exchange to terminate an assigned option with respect to the Manado property. See Note 4 (c)).

2.	Issuing an aggregate of 600,000 Shares to CMI as follows:

	(a)	100,000 Shares on or before September 15, 2011 (issued subsequent to period end);

	(b)	a further 200,000 Shares on or before September 15, 2012; and

	(c)	a further 300,000 Shares on or before September 15, 2013.

3.	Incurring Exploration Expenditures of CDN$650,000 on the Clisbako Property as follows:

	(a)	CDN$100,000 on or before September 15, 2011 (incurred);

	(b)	a further CDN$300,000 on or before September 15, 2012; and

	(c)	a further CDN$250,000 on or before September 15, 2013.

Manado Gold Corp. will also be responsible to make all government payments required to keep the claims in good standing.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
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

On May 29, 2009, the Company entered into an assignment agreement to acquire an undivided 100% interest in a series of mineral claims referred to as the CPG Project, Fish Claims and The Golden Snow Property (collectively known as the “Eureka” claims) situated in the Eureka County, Esmeralda County and Mineral County, Nevada. Consideration for the claims was as follows:

i)	150,000 common shares (issued) with a value of $37,500;

ii)	$10,000 advance royalty payment due on or before August 28, 2009 (paid);

iii)	$15,000 advance royalty payment due on or before August 28, 2010 (paid);

iv)	$20,000 advance royalty payment due on or before August 28, 2011 (paid);

v)	$25,000 advance royalty payment due on or before August 28, 2012;

vi)	$30,000 advance royalty payment due on or before August 28, 2013, with an additional $30,000 due each year thereafter for a period of ten years, with an option to renew for an additional ten years.

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

CPG Project

The Company entered into an agreement dated as of March 31, 2011 with Claremont Nevada Mines LLC (“Claremont”) to earn a 100% undivided interest (the “CPG Option”) in the CPG Project by:

(a)	paying to Claremont advance royalty payments as follows:

	i)	$4,100 on or before August 28, 2011 (paid);

	ii)	$5,100 on or before August 28, 2012; and

	iii)	$6,200 on or before August 28, 2013.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	b)	Eureka Claims (Continued) CPG Project (Continued)

(b)	paying to Claremont, during the term of the option, $1,000 in connection with the delivery by the Company to Claremont of:

	i)	a copy of a mine plan of operations in respect of the property which is approved by the lead government agency having responsibility for such approval; and

	ii)	a final feasibility study in respect of the property that is approved by the Company’s management.

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

The CPG Project is subject to a royalty of 3% net smelter returns upon the commencement of commercial production. At any time the Company may reduce the royalty as follows:

i)	to 1% by paying $1,000,000 to the royalty holder; or

ii)	to 2% by paying $500,000 to the royalty holder.

Fish Claims

The Company entered into an agreement dated as of March 31, 2011 with Claremont to earn a 100% undivided interest (the “Fish Option”) in the Fish Claims by:

(a)	paying to Claremont advance royalty payments as follows:

	i)	$5,400 on or before August 28, 2011 (paid);

	ii)	$6,800 on or before August 28, 2012; and

	iii)	$8,100 on or before August 28, 2013.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	b)	Eureka Claims (Continued) Fish Claims (Continued)

(b)	paying to Claremont, during the term of the option, $1,000 in connection with the delivery by the Company to Claremont of:

	i)	a copy of a mine plan of operations in respect of the property which is approved by the lead government agency having responsibility for such approval; and

	ii)	a final feasibility study in respect of the property that is approved by the Company’s management.

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

The Fish Claims are subject to a royalty of 3% net smelter returns upon the commencement of commercial production. At any time the Company may reduce the royalty as follows:

i)	to 1% by paying $1,000,000 to the royalty holder; or

ii)	to 2% by paying $500,000 to the royalty holder.

Golden Snow Property

The Company entered into an agreement dated as of March 31, 2011 with Scoonover Exploration LLC and JR Exploration LLC (collectively, the “Golden Snow Optionors”) to earn a 100% undivided interest (the “Golden Snow Option”) in the Golden Snow Property by:

(a)	paying to the Golden Snow Optionors advance royalty payments as follows:

	i)	$10,600 on or before August 28, 2011 (paid);

	ii)	$13,200 on or before August 28, 2012; and

	iii)	$15,900 on or before August 28, 2013.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	b)	Eureka Claims (Continued) Golden Snow Property (Continued)

(b)	paying to the Golden Snow Optionors, during the term of the option, $1,000 in connection with the delivery by the Company to the Golden Snow Optionors of:

	i)	a copy of a mine plan of operations in respect of the property which is approved by the lead government agency having responsibility for such approval; and

	ii)	a final feasibility study in respect of the property that is approved by the Optionee’s management.

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

The Golden Snow Property is subject to a royalty of 3% net smelter returns upon the commencement of commercial production. At any time the Company may reduce the royalty as follows:

i)	to 1% by paying $1,000,000 to the royalty holder; or

ii)	to 2% by paying $500,000 to the royalty holder.

Agreement with Terrace Ventures Inc. (Golden Snow Property)

On April 26, 2011, the Company entered into an agreement (the "Earn-In Agreement") with Terrace Ventures Inc. (“Terrace”). Under the terms of the Earn-In Agreement, Terrace will earn up to a 75% interest in the Company’s agreement with the Golden Snow Optionors (the “Underlying Agreement”) by paying the Company up to $175,000 and expending up to $1,750,000 in exploration expenditures on the Golden Snow Property as follows:

(a)	The first 25% interest in the Underlying Agreement upon Terrace:

i)

paying the Company $25,000 by way of a non-interest bearing Promissory Note due 45 days from the date of the Earn-In Agreement, subsequent to period-end the Promissory Note was extended to September 27, 2011. In consideration of this extension, the Note will bear interest of 10% per annum calculated from April 26, 2011. The Company and Terrace are currently negotiating another extension to the due date of the Promissory Note;

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY ACQUISITION COSTS (Continued)

	b)	Eureka Claims (Continued)

Agreement with Terrace Ventures Inc. (Golden Snow Property)

(a)	The first 25% interest in the Underlying Agreement upon Terrace

	ii)	completing exploration expenditures on the Property totalling $250,000 by July 31, 2012.

(b)	An additional 25% interest in the Underlying Agreement upon Terrace:

	i)	paying the Company $50,000 on or before May 31, 2013;

	ii)	completing exploration expenditures on the Property totalling $500,000 by July 31, 2013.

(c)	An additional 25% interest in the Underlying Agreement upon Terrace:

	i)	paying the Company $100,000 on or before May 31, 2014;

	ii)	completing exploration expenditures on the Property totalling $1,000,000 by July 31, 2014.

Terrace is also obligated to pay all advance royalties, county and BLM claim fees and Nevada state taxes during the currency of the Earn-In Agreement.

c)	Manado Gold Claims

On January 19, 2010 the Company entered into an option agreement to acquire interests in four mineral claims (collectively known as the “Manado Gold claims”) in the Lobongan District of Northern Sulawesi, Indonesia. The Company paid $35,000 for this option agreement and then entered into an acquisition agreement to purchase an 85% interest in the Manado gold claims over a three year period. Terms of the acquisition agreement were for the Company to earn an initial 10% interest to pay a cash payment of $90,000 (paid $15,050), issue 150,000 shares of the Company’s stock (not issued) and complete an exploration program of at least $250,000 (not completed); to earn a further 15% interest, pay a cash payment of $100,000, issue 300,000 shares of the Company’s stock, and complete an additional $500,000 exploration program; to earn a further 26% interest pay $200,000, issue 500,000 shares of the Company’s stock and incur a further $1,000,000 in exploration expenditures; the final 34% interest upon completion of a scoping study on the claims.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
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

As at August 31, 2011, the Company has abandoned its pursuit of an interest in the acquisition agreement.

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

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
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

a)

On January 11, 2010, the Company entered into a promissory note agreement whereby it borrowed $75,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and repayable on demand. As at August 31, 2011, a total of $11,383 (November 30, 2010 - $6,637) has been accrued as interest on this note.

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

During the year ended November 30, 2010, the Company obtained various extensions from the vendor to postpone the Property Payment. The Company repaid CDN$55,000 on the promissory note. During the nine month period ended August 31, 2011, the Company repaid the remaining balance of CDN$15,000 of the promissory note.

c)

During the nine month period ended August 31, 2011, the Company entered into additional promissory note agreements, whereby it borrowed an additional $113,846 from arms’ length parties. These notes bear interest at 10% per annum, are unsecured and are repayable on demand. As at August 31, 2011, total interest of $3,843 has been accrued on these outstanding notes.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

6.	PROMISSORY NOTES PAYABLE TO RELATED PARTIES

a)

On December 19, 2007, the Company entered into a promissory note agreement whereby it borrowed $20,000. The note is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. As at August 31, 2011, a total of $7,190 (November 30, 2010 - $5,901) has been accrued as interest payable on the loan. During the year ended November 30, 2008, the owner of the company holding the promissory note became an officer and director of the Company.

On April 21, 2011, the Company settled $5,883 of the promissory note by way of marketable securities for debt exchange. See Note 3.

b)

On April 13, 2011, the Company entered into a promissory note agreement, whereby it borrowed $12,000 from a related party. This note bears interest of 10% per annum, is unsecured and is repayable on demand. As at August 31, 2011, total interest of $460 has been accrued on this note.

7.	LOANS PAYABLE

On October 1, 2008, the Company received a loan from an arm’s length party of $10,000. The loan is unsecured, repayable on demand and bears interest at 10% per annum, payable annually. During the year ended November 30, 2009, the Company paid back $4,610 of this balance. As at August 31, 2011, a total of $1,972 (November 30, 2010 - $1,625) has been accrued as interest payable on the loan.

On April 21, 2011, the Company settled $1,590 of the loan by way of exchange of marketable securities for debt. See Note 3.

During the interim period ended August 31, 2011, the Company reclassified the unit subscriptions received as loans payable, see Note 9.

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

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
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

During the year ended November 30, 2010, the Company recorded as finance charges, $28,964 of amortization (August 31, 2010 - $31,094) of the discount resulting from the allocation of proceeds to the warrants and a further $54,917 (August 31, 2010 - $45,769) of the intrinsic value of the beneficial conversion feature, leaving total unamortized amounts of $Nil (August 31, 2010 - $9,148). The accrued interest of $24,122 remains unpaid as of August 31, 2011 and November 30, 2010, and is included in accounts payable and accrued liabilities.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

8.	CONVERTIBLE NOTES (Continued)

During the year ended November 30, 2010, the entire principal of $137,500 was converted into 2,750,000 shares of the Company’s common stock.

9.	UNIT SUBSCRIPTIONS RECEIVED

During the year ended November 30, 2010, the Company received $14,965 in subscription funds in connection with a private placement. Due to the provision in the subscription agreements that the subscription funds will constitute non-interest bearing demand loans to the Company in the event the subscriptions are not accepted by the Company, the Company reclassified the unit subscriptions received in advance as loans payable.

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

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
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

•	issued 150,000 common shares from exercise of warrants;
•	issued 2,750,000 (as at August 31, 2010 – 200,000) common shares with a value of $137,500 (as at August 31, 2010 – $10,000) pursuant to the conversion of convertible notes (see Note 8);
•	issued 30,000 common shares with a value of $6,400 pursuant to an extension to a mineral property purchase agreement (see Note 4);

The Company approved a private offering of up to 3,000,000 units (the “Units”) at a price of $0.05 per unit for gross proceeds of up to $150,000. The Company received in advance 527,200 units for proceeds of $26,360 which were issued during the period ended August 31, 2011. Each unit consists of one common share and one share purchase warrant, each whole warrant entitling the holder thereof to purchase an additional common share at a price of $0.10 for a period of two years.

b)	Share Purchase Warrants

As at August 31, 2011 share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF	EXERCISE
WARRANTS	PRICE	EXPIRY DATE

500,000	$ 0.15	July 20, 2012
100,000	$ 0.15	August 4, 2012
527,200	$ 0.10	February 18, 2013

1,127,200

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

10.	CAPITAL STOCK (Continued)

	b)	Share Purchase Warrants (Continued)

A summary of changes in share purchase warrants for the periods ended November 30, 2010 and August 31, 2011 is presented below:

	NUMBER OF	WEIGHTED AVERAGE
	WARRANTS	EXERCISE PRICE

Balance, November 30, 2009	4,650,000	$0.05
Granted	600,000	$0.15
Exercised	(150,000)	$(0.083)
Expired	(4,500,000)	$(0.05)

Balance, November 30, 2010	600,000	$0.15
Granted	527,200	$0.10

Balance, August 31, 2011	1,127,200	$0.13

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

The fair value of the warrants issued in connection with the private placement during the nine month period ended August 31, 2011 was measured at the award date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 0.78%; expected volatility of 202% and a term of 2 years. Of the total proceeds, $8,400 was allocated to share purchase warrants.

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

10.	CAPITAL STOCK (Continued)

	c)	Stock Options

On March 1, 2011, the Company adopted its 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. A total of 5,500,000 shares of the Company’s common stock are available for issuance under the Plan. The exercise price must not be less than: (i) 80% of market price of the Company's common stock in respect of non-qualified stock options; and (ii) market price of the Company's common stock in respect of incentive stock options. The options can be granted for a maximum term of 10 years and vest as determined by the Board of Directors. As of August 31, 2011, 5,500,000 options (2010 - $Nil) had been issued under this plan.

During the nine month period ended August 31, 2011, the Company granted a total of 5,500,000 stock options at an exercise price of $0.065 per share.

During the nine month period ended August 31, 2011, the Company recorded $355,000 (August 31, 2010 - $Nil) in stock-based compensation expense for options granted in the current period, the fair value of the options granted was $0.065 per share.

The fair value of the common stock options granted during the nine month period ended August 31, 2011 was measured at the grant date using the Black-Scholes option pricing model. The dividend yield assumption is based on historic dividend payments. The Company relied on observations of historical stock prices at the date of the grant to calculate the estimate of volatility. The risk-free interest rates used were for U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the options as of the date of the grant. The expected term of the options represents the period of time the options are expected to be outstanding. The following weighted average assumptions were used: expected dividend yield of 0%; risk free interest rate of 0.28%; expected volatility of 180% and an average expected option term of 2.0 years.

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at August 31, 2011:

	STOCK	STOCK
	OPTIONS	OPTIONS
	ISSUED	OUTSTANDING
EXERCISE	AND	AND	EXPIRY
PRICE	OUTSTANDING	EXERCISABLE	DATE

$ 0.065	5,500,000	5,500,000	August 4, 2013

PENGRAM CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

10.	CAPITAL STOCK (Continued)

	c)	Stock Options (Continued)

A summary of changes in stock options for the periods ended November 30, 2010 and August 31, 2011 is presented below:

		WEIGHTED
	NUMBER	AVERAGE
	OF	EXERCISE
	OPTIONS	PRICE

Balance, November 30, 2010 and 2009	-	$-

Granted	5,500,000	0.065

Balance, August 31, 2011	5,500,000	$0.065

As at August 31, 2011, the aggregate intrinsic value (“AIV”), of all outstanding, vested stock options was $NIL and the AIV of options exercised during the year ended August 31, 2011 was $Nil.

11.	RELATED PARTY TRANSACTIONS

As of August 31, 2011, the Company is indebted to the following additional related parties otherwise not disclosed in the previous notes:

	i)	Included in due to related parties is a loan payable to a member of the board of directors of MAC of $497 (November 30, 2010 - $Nil);

	ii)	Included in due to related parties is a loan payable to a company owned by a member of the board of directors of MAC of $1,013 (November 30, 2010 - $Nil).

The amounts due to the related parties are unsecured, non-interest bearing with no fixed terms of repayment.

During the nine months ended August 31, 2011, the Company paid or accrued $27,000 (August 31, 2010 - $27,000) for management fees to the board of directors of MAC.

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

NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

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

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

MINERAL
PROPERTY
INTERESTS

August 31, 2011
USA	$72,025
Canada	299,775
$371,800

MINERAL
PROPERTY
INTERESTS

November 30, 2010
USA	$62,525
Canada	350,350

$412,875

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

We hold 100% title in ten contiguous mineral claims covering an area of approximately 3,388 hectares (the “Clisbako Property”) located in the Interior Plateau Region of north central British Columbia. On September 15, 2010, Clisbako Minerals Inc. (“Clisbako”), our wholly owned subsidiary, entered into an option agreement, as amended November 15, 2010 and April 30, 2011, (the “Clisbako Option Agreement”) with Manado Gold Corp. (“Manado Corp.”) whereby we granted Manado Corp. the sole and exclusive right and option to acquire a 75% undivided interest in the Clisbako Property. Under the terms of the Clisbako Option Agreement, Manado Corp. will exercise its option upon:

(a)

paying Clisbako an aggregate of USD $150,000 as follows: (i) USD $50,000 on execution of the Clisbako Option Agreement (which amount has been paid); (ii) USD $50,000 on or before February 28, 2011 (which amount has been paid); and (iii) USD $50,000 on or before April 30, 2011 (which amount was waived pursuant to the amendment agreement dated April 30, 2011 between Clisbako and Manado Corp.);

(b)

issuing Clisbako 600,000 common shares as follows: (i) 100,000 common shares on or before September 15, 2011 (which shares have been issued); (ii) 200,000 common shares on September 15, 2012; and (iii) 300,000 common shares on or before September 15, 2013;

(c)

incurring CAD $650,000 in exploration expenditures on the Clisbako Property as follows: (i) CDN $100,000 on or before September 15, 2011 (which expenditures have been incurred); (ii) CDN $300,000 on or before September 15, 2012; and (iii) CDN $250,000 on or before September 15, 2013.

RECENT CORPORATE DEVELOPMENTS

We experienced the following corporate developments since the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2011:

1.

On August 5, 2011, we granted non-qualified stock options to acquire an aggregate of 5,500,000 shares of common stock under our Option Plan to various officers, directors and consultants of the Company. Each of the options was granted for a two year term with an exercise price of $0.065 per share. Of the 5,500,000 granted, 3,500,000 were issued to our directors and executive officers and the remaining 2,000,000 were issued to various consultants and advisors.

2.	On September 15, 2011, Manado Corp. issued 100,000 common shares to us in accordance with the terms of the Clisbako Option Agreement.

CPG PROJECT

The CPG Project consists of 44 unpatented lode mining claims in the Walker Lane of Western Nevada. Under the terms of the agreement between us and Claremont Nevada Mines LLC (the “CPG Optionor”), we have the right to earn a 100% undivided interest (the “CPG Option”) in the CPG Project by:

(a)	paying to the CPG Optionor advance royalty payments as follows:

	(i)	$4,100 on or before August 28, 2011 (which amount has been paid);

	(ii)	$5,100 on or before August 28, 2012; and

	(iii)	$6,200 on or before August 28, 2013.

(b)	paying to the CPG Optionor, during the term of the option, $1,000 in connection with the delivery by the Company to the CPG Optionor of:

	(i)	a copy of a mine plan of operations in respect of the CPG Project which is approved by the lead government agency having responsibility for such approval; and

	(ii)	a final feasibility study in respect of the CPG Project that is approved by the Company’s management.

The term of the CPG Option expires August 28, 2013, but may be extended for five years by paying $6,200 in each subsequent year. We are also obligated to pay all county and BLM claim fees and Nevada state taxes during the currency of the agreement.

The CPG Project is subject to a royalty of 3% net smelter returns upon the commencement of commercial production. At any time we may reduce the royalty as follows:

(a)	to 1% by paying $1,000,000 to the royalty holder; or

(b)	to 2% by paying $500,000 to the royalty holder.

FISH CLAIMS

The Fish Claims consists of 58 unpatented lode mining claims in the Lone Mountain Mining District of Esmeralda County, Nevada. Under the terms of the agreement between us and Claremont Nevada Mines LLC (the “Fish Optionor”), we have the right to earn a 100% undivided interest (the “Fish Option”) in the Fish Claims by:

(a)	paying to the Fish Optionor advance royalty payments as follows:

	(i)	$5,400 on or before August 28, 2011 (which amount has been paid);

	(ii)	$6,800 on or before August 28, 2012; and

	(iii)	$8,100 on or before August 28, 2013.

(b)	paying to the Fish Optionor, during the term of the option, $1,000 in connection with the delivery by the Company to the Fish Optionor of:

	(i)	a copy of a mine plan of operations in respect of the Fish Claims which is approved by the lead government agency having responsibility for such approval; and

(ii)	a final feasibility study in respect of the Fish Claims that is approved by the Company’s management.

The term of the Fish Option expires August 28, 2013, but may be extended for five years by paying $8,100 in each subsequent year. We are also obligated to pay all county and BLM claim fees and Nevada state taxes during the currency of the agreement.

The Fish Claims are subject to a royalty of 3% net smelter returns upon the commencement of commercial production. At any time we may reduce the royalty as follows:

(a)	to 1% by paying $1,000,000 to the royalty holder; or

(b)	to 2% by paying $500,000 to the royalty holder.

GOLDEN SNOW PROPERTY

The Golden Snow Property consists of 83 mineral claims located in the Eureka Mining District in Eureka County, Nevada. Under the terms of the agreement among the Company, Scoonover Exploration LLC and JR Exploration LLC (collectively, the “Golden Snow Optionors”), we have the right to earn a 100% undivided interest (the “Golden Snow Option”) in the Golden Snow Property by:

(a)	paying to the Golden Snow Optionors advance royalty payments as follows:

	(i)	$10,600 on or before August 28, 2011 (which amount has been paid);

	(ii)	$13,200 on or before August 28, 2012; and

	(iii)	$15,900 on or before August 28, 2013.

(b)	paying to the Golden Snow Optionors, during the term of the option, $1,000 in connection with the delivery by the Company to the Golden Snow Optionors of:

	(i)	a copy of a mine plan of operations in respect of the Golden Snow Property which is approved by the lead government agency having responsibility for such approval; and

	(ii)	a final feasibility study in respect of the Golden Snow Property that is approved by the Company’s management.

The term of the Golden Snow Option expires August 28, 2013, but may be extended for five years by paying $15,900 in each subsequent year. We are also obligated to pay all county and BLM claim fees and Nevada state taxes during the currency of the agreement.

The Golden Snow Property is subject to a royalty of 3% net smelter returns upon the commencement of commercial production. At any time we may reduce the royalty as follows:

(a)	to 1% by paying $1,000,000 to the royalty holder; or

(b)	to 2% by paying $500,000 to the royalty holder.

Earn-In Agreement with Terrace Ventures Inc.

We entered into an agreement with Terrace Ventures Inc. dated April 26, 2011, as amended on June 29, 2011, (the "Earn-In Agreement”) whereby Terrace will earn up to a 75% interest in our agreement with the Golden Snow Optionors (the “Underlying Agreement”) by paying us up to $175,000 and expending up to $1,750,000 to do exploration work on the Golden Snow Property as follows:

(a)	The first 25% interest in the Underlying Agreement upon Terrace:

	(i)	paying us $25,000 by way of a promissory note, bearing interest at a rate of 10% per annum, due on September 27, 2011;

	(ii)	completing exploration expenditures on the Golden Snow Property totalling $250,000 by July 31, 2012.

(b)	An additional 25% interest in the Underlying Agreement upon Terrace:

	(i)	paying us $50,000 on or before May 31, 2013;

	(ii)	completing exploration expenditures on the Golden Snow Property totalling $500,000 by July 31, 2013:

(c)	An additional 25% interest in the Underlying Agreement upon Terrace:

	(i)	paying us $100,000 on or before May 31, 2014;

	(ii)	completing exploration expenditures on the Golden Snow Property totalling $1,000,000 by July 31, 2014.

Terrace is also obligated to pay all advance royalties, county and BLM claim fees and Nevada state taxes during the currency of the Earn-In Agreement. We are currently in the process of negotiating an extension to the promissory note that was due on September 27, 2011. There is no assurance that we be able to reach an agreement with Terrace to extend the promissory note.

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

During the next twelve months, we will be required to make a number of payments in order to maintain our options to acquire the CPG Project, Fish Claims and Golden Snow Property. Under the terms of our options to acquire the CPG Project, Fish Claims and Golden Snow Property, in order to keep them in good standing, we are required to pay: (i) Claremont and the Golden Snow Optionors option payments totaling $25,100 by August 28, 2012; and (ii) Bureau of Land Management maintenance and claim fees of approximately $32,583 by September 1, 2012. If we are unable to make the payments to Claremont, the Golden Snow Optionors, the Bureau of Land Management or pay the annual maintenance claim fees, we will lose our interest in the CPG Project, Fish Claims and Golden Snow Property.

As the agreement is an option, we may decide at any time not to proceed in which case we would not be liable to pay any funds beyond the amounts due at the time we provide notice that we are not proceeding. There is no assurance that we will exercise the option.

As at August 31, 2011, we had $650 cash on hand. Accordingly, we have insufficient cash on hand to proceed with our exploration on the CPG Project, Fish Claims and Golden Snow Property, and meet our ongoing operating costs. As such, we will require substantial financing in order to meet our obligations. There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three and Nine Months Summary

		Three		Three					Nine
		Months		Months			Nine Months		Months
		Ended		Ended	Percentage		Ended		Ended	Percentage
		August 31,		August 31,	Increase /		August 31,		August 31,	Increase /
		2011		2010	(Decrease)		2011		2010	(Decrease)
Revenue	$	Nil	$	Nil	n/a	$	Nil	$	Nil	n/a
Expenses		(433,529)		(149,865)	189.3%		(608,769)		(326,861)	86.2%
Other Income		-		-	n/a		110,770		-	100%
Net Loss		$(433,529)		$(149,865)	189.3%		$(497,999)		$(326,861)	52.4%

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

Expenses

Our operating expenses for the three and nine months ended August 31, 2011 and 2010 consisted of the following:

				Nine	Nine
	Three Months	Three Months		Months	Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	August 31,	August 31,	Increase /	August 31,	August 31,	Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Bank Charges and Interest	$5,706	$2,417	136.1%	$13,108	$13,705	(4.4)%
Consulting Fees	13,355	14,800	(9.8)%	39,705	14,800	168.3%
Depreciation Expense	-	-	n/a	-	253	(100)%
Filing and Regulatory	1,717	1,241	38.4%	3,684	2,290	60.9%
Finance Charges	-	31,154	(100)%	-	76,863	(100)%
Investor Relations	-	-	n/a	-	1,000	(100)%
Management Fees	9,000	9,508	(5.3)%	27,000	27,508	(1.8)%
Mineral Property	8,966	33,124	(72.9)%	35,085	34,693	1.1%
Exploration Costs
Office and Administrative	11,174	6,311	77.1%	22,276	15,939	39.8%
Professional Fees	28,611	57,044	(49.8)%	111,867	139,044	(19.5)%
Recovery on Mineral	-	(8,494)	(100)%	-	(8,494)	(100)%
Property
Stock-based compensation	355,000	-	100%	355,000	-	100%
Travel	-	2,760	(100)%	-	2,760	(100)%
Website design	-	-	n/a	1,044	3,500	(70.2)%
Write-off of Mineral	-	-	n/a	-	3,000	(100)%
Property Costs
Total Operating Expenses	$433,529	$149,865	189.3%	$608,769	$326,861	86.2%

Our operating expenses during the quarter ended August 31, 2011 totaled $433,529 compared with $149,865 during the quarter ended August 31, 2010. The increase in our operating expenses was primarily a result of increased bank charges and interest, filing and regulatory, office and administrative and the recording of a stock based compensation expense. This increase was partially offset by a decrease in consulting fees, finance charges, management fees, mineral property exploration costs and a recovery of mineral property cost.

During the nine months ended August 31, 2011, our operating expenses increased to $608,769 from $326,861 during the nine months ended August 31, 2010. The decrease in our operating expenses was primarily a result of increased consulting fees, filing and regulatory, office and administrative and the recording of a stock based compensation expense. This increase was partially offset by decreases in bank charges and interest, finance charges, investor relations, professional fees and the recovery of mineral property costs.

Finance fees during the three and nine months ended August 31, 2010 primarily relate to amortization of the discount resulting from the allocation of proceeds to the warrants and the intrinsic value beneficial conversion feature.

Management fees relate to fees paid or accrued to the directors of Magellan Acquisition Corp., our wholly owned Nevada subsidiary.

Professional fees primarily relate to meeting our ongoing reporting requirements under the Exchange Act.

Stock based compensation expense relates to the grant of options to purchase 5,500,000 shares of our common stock to various officers, directors and consultants.

We anticipate our operating expenses will increase if we implement our exploration program on our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
		At	Percentage
	At August 31, 2011	November 30, 2010	Increase / (Decrease)
Current Assets	$6,998	$353	1,882.4%
Current Liabilities	(644,533)	(535,964)	20.3%
Working Capital Deficit	$(637,535)	$(535,611)	19.0%

Cash Flows
	Nine Months Ended	Nine Months Ended
	August 31, 2011	August 31, 2010
Cash Flows (Used In) Operating Activities	$(152,013)	$(127,539)
Cash Flows (Used In) From Investing Activities	41,075	(18,075)
Cash Flows From Financing Activities	111,235	157,595
Increase (Decrease) In Cash During Period	$297	$11,981

The increase in our working capital deficit at August 31, 2011 from our year ended November 30, 2010 is a result of the fact that our lack of capital to meeting our ongoing financial obligations and our sole source of financing was in the form of short term loans. During the nine months ended August 31, 2011, we received a loan of $12,000 from a related party and loans of $113,846 from third parties. These loans bear interest at a rate of 10% per annum and are due on demand.

Future Financings

As at August 31, 2011, we had $650 cash on hand. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the nine months ended August 31, 2011 included in this Quarterly Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended November 30, 2010 (the “2010 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 31, 2011, we had $650 cash on hand and a working capital deficit of $637,535. Our plan of operation calls for significant expenses in order to meet our obligations under the option agreements to acquire the CPG Project, Fish Claims and Golden Snow Property. There is no guarantee that we will exercise our option.

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

We have a cumulative net loss of $1,568,067 for the period from our inception on April 28, 2006 to August 31, 2011, and have no revenues to date. Our future is dependent upon our ability to obtain additional financing. Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our former auditor's comments when determining if an investment in us is suitable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(5)
3.3	Bylaws, as amended. (1)
4.1	Specimen Stock Certificate. (1)
10.1	Loan Agreement dated December 19, 2007 between the Company (as the borrower) and Kahala Financial Corp. (as the lender).(2)
10.2	Purchase Agreement dated December 15, 2008 among Magellan Acquisition Corp., Solfotara Mining Corp. and Magellan Copper and Gold plc (Magellan Singapore Subsidiaries).(4)
10.3	Purchase Agreement dated December 16, 2008 between the Company and Bako Resources Inc. (Clisbako Property). (4)

Exhibit
Number	Description of Exhibits
10.4	Extension Agreement dated July 23, 2009 between the Company and Bako Resources Inc. (7)
10.5	Assignment Agreement dated May 29, 2009 among the Company, Portal Resources US Inc. and Portal Resources Ltd. (Golden Snow Project, Fish Project and CPG Project) (6)
10.6	Agreement dated for reference November 2, 2009 executed on January 19, 2010 between the Company and Agus Abidin (Manado Gold Property). (8)
10.7	Second Extension Agreement dated January 21, 2010 between the Company and Bako Resources Inc. (Clisbako Property). (9)
10.8	Extension Agreement Dated January 21, 2010 between the Company and Agus Abidin (Manado Gold Property).
10.9	Option agreement dated February 5, 2010 between the Company and Larry Sostad (June Claims). (10)
10.10	Third Extension Agreement dated March 15, 2010 between the Company and Bako Resources Inc. (Clisbako Property).(11)
10.11	Second Extension Agreement Dated March 29, 2010 between the Company and Agus Abidin (Manado Gold Property).(12)
10.12	Loan Agreement dated January 11, 2010 between the Company and Laverne Assets Group Corp. (13)
10.12	Agreement dated for reference April 23, 2010 executed on April 28, 2010 between the Company and Bull and Bear Financial Report.(14)
10.13	Option Agreement dated July 23, 2010 between the Clisbako Minerals Inc. and Interior Plateau Mining Corp.(15)
10.14	Assignment Agreement dated August 24, 2010 between the Company and Manado Gold Corp.(16)
10.15	Option Agreement dated for September 15, 2010 between Clisbako Minerals Inc. and Manado Gold Corp.(17)
10.16	Extension Agreement dated November 30, 2010 between the Company and Manado Gold Corp.(19)
10.17	2011 Stock Option Plan.(18)
10.18	Option Agreement (Golden Snow) dated March 31, 2011 between the Company and Scoonover Exploration LLC and JR Exploration LLC. (20)
10.19	Option Agreement (CPG Project) dated March 31, 2011 between the Company and Claremont Nevada Mines LLC. (20)
10.20	Option Agreement (Fish Claims) dated March 31, 2011 between the Company and Claremont Nevada Mines LLC. (20)
10.21	Earn-In Agreement (Golden Snow) dated April 26, 2011 between the Company and Terrace Ventures Inc. (20)
10.22	Extension dated May 12, 2011 to Letter Agreement dated April 13, 2011 between the Company and Development Resources LLC.(21)
10.23	Extension Agreement dated June 29, 2011 between the Company and Terrace Ventures Inc.(22)
10.24	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(23)
14.1	Code of Ethics. (3)
21.1	List of Subsidiaries.(19)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on April 24, 2007.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on March 6, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2008.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2009.

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2009.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2009.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 21, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 26, 2010.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 11, 2010.
(11)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 16, 2010.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 6, 2010.
(13)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on April 19, 2010.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2010.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 10, 2010.
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 30, 2010.
(17)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on October 20, 2010.
(18)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2011.
(19)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 15, 2011.
(20)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2011.
(21)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 16, 2011.
(22)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on July 20, 2011.
(23)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 8, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENGRAM CORPORATION

Date:	November 16, 2011	By:	/s/ Richard W. Donaldson
RICHARD W. DONALDSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer,
(Principal Executive Officer
and Principal Financial Officer)